Form 10-Q
period 1996-03-31
STATE OF THE ART INC /CA
filed 1996-05-13
CIK 874097

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996.

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ___________ to _____________

Commission file number 0-19155

                             STATE OF THE ART, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                 95-366459
  (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)

         56 TECHNOLOGY
      IRVINE, CALIFORNIA                                92718
(Address of principal executive offices)             (Zip Code)

                                (714) 753-1222
              (Registrant's telephone number, including area code)

                                Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number or shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

As of April 23, 1996 the issuer had 10,986,680 shares of common stock, no par value, outstanding.

                            STATE OF THE ART, INC.

                                     INDEX


                                                                    PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

     Condensed Consolidated Balance Sheets
       March 31, 1996 and December 31, 1995                            2

     Condensed Consolidated Statements of Income
       Three months ended March 31, 1996
       and March 31, 1995                                              3

     Condensed Consolidated Statements of Cash Flows
       Three months ended March 31, 1996
       and March 31, 1995                                              4

     Notes to Condensed Consolidated Financial Statements              5

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations         6 - 9


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings                                        10

  Item 6(a). Exhibits                                                 10

  Item 6(b). Reports on Form 8-K                                      10


SIGNATURES                                                            11

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                STATE OF THE ART, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)

                                                                                     March 31,     December 31,
                                                                                       1996            1995
                                                                                    -----------    ------------
                                                                                    (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $16,324        $16,681
  Short-term investments..........................................................     17,309         17,102
  Accounts receivable, net........................................................      4,754          5,175
  Inventories.....................................................................      1,083          1,086
  Prepaid expenses................................................................        776            768
  Deferred income taxes...........................................................        246            237
                                                                                    -----------    ------------
      Total current assets........................................................     40,492         41,049
                                                                                    -----------    ------------
Property and equipment, net.......................................................      4,390          4,357
Capitalized software development costs, net.......................................      1,299          1,398
Other assets......................................................................        805            828
                                                                                    -----------    ------------
                                                                                      $46,986        $47,632
                                                                                    ===========    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $ 1,830        $ 1,965
  Accrued expenses and other current liabilities..................................        371          1,270
  Deferred revenue................................................................      1,334          1,165
  Income taxes payable............................................................        ---            769
  Notes payable...................................................................         11             11
                                                                                    -----------    ------------
      Total current liabilities...................................................      3,546          5,180
                                                                                    -----------    ------------
Accrued rent......................................................................        207            195
Other noncurrent liabilities......................................................          3              7
                                                                                    -----------    ------------
      Total liabilities...........................................................      3,756          5,382
                                                                                    -----------    ------------
Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued and outstanding......         ---            ---
  Common stock, no par value; 25,000,000 shares authorized; 10,985,856 and 10,923,436 shares issued and outstanding at March 31, 1996 and
    December 31, 1995, respectively..............................................      16,915         16,460
  Retained earnings..............................................................      26,315         25,790
                                                                                    -----------    ------------
          Total shareholders' equity.............................................      43,230         42,250
                                                                                    -----------    ------------
                                                                                      $46,986        $47,632
                                                                                    ===========    ============

See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                Three Months Ended
                                              ------------------------
                                              March 31,      March 31,
                                                   1996           1995
                                              ---------      ---------
Net revenues.................................   $11,182        $10,303
Cost of revenues.............................     2,268          2,275
                                              ---------      ---------
Gross profit.................................     8,914          8,028

Operating expenses:
    Sales and marketing......................     4,388          3,579
    Research and development.................     2,784          1,613
    General and administrative...............     1,280          1,095
                                              ---------      ---------
Total operating expenses.....................     8,452          6,287
                                              ---------      ---------
Operating income.............................       462          1,741
Interest income..............................       346            282
                                              ---------      ---------

Income before income taxes...................       808          2,023
Provision for income taxes...................       283            708
                                              ---------      ---------

Net income...................................   $   525        $ 1,315
                                              =========      =========

Net income per share (Note 2)................   $  0.05        $  0.12
                                              =========      =========

Weighted average common shares
  and equivalents (Note 2)...................    11,451         11,143
                                              =========      =========

    See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                 Three months ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                 1996             1995
                                                                             -----------      -----------
Cash flows from operating activities:
    Net income.............................................................   $   525          $ 1,315
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
         Depreciation and amortization.....................................       564              560
         Provision for deferred income taxes...............................       (27)             (14)
         Gain on sale of property and equipment............................        (8)             ---
         Changes in assets and liabilities:
            Accounts receivable............................................       421              425
            Inventories....................................................         3              129
            Prepaid expenses...............................................        (8)              47
            Other assets...................................................        41             (610)
            Accounts payable...............................................      (135)            (466)
            Accrued expenses...............................................      (319)            (871)
            Deferred revenue...............................................       169               59
            Income taxes payable...........................................    (1,294)             218
            Accrued rent...................................................        12              (23)
            Other noncurrent liabilities...................................        (4)              (3)
                                                                             -----------      -----------
                 Net cash (used in) provided by operating activities.......       (60)             766

Cash flows from investing activities:
    Purchase of short-term investments.....................................      (207)            (202)
    Proceeds from sale of property and equipment...........................         8              ---
    Capital expenditures -- property and equipment.........................      (428)            (404)
    Capital expenditures -- software development costs.....................       (70)             (72)
                                                                             -----------      -----------
                 Net cash used in investing activities.....................      (697)            (678)

Cash flows from financing activities:
    Proceeds from sale of common stock under stock option plan.............       400               94
                                                                             -----------      -----------
                 Net cash provided by financing activities.................       400               94
                                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents.......................      (357)             182
Cash and cash equivalents at beginning of period...........................    16,681           13,506
                                                                             -----------      -----------
Cash and cash equivalents at end of period.................................   $16,324          $13,688
                                                                             ===========      ===========

Supplemental disclosures of cash flow information:
    Interest paid                                                             $     4          $     1
                                                                             ===========      ===========
    Income taxes paid                                                         $ 1,604          $   442
                                                                             ===========      ===========



        See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Net Income Per Share:

     Net income per share was computed based on the weighted average number of common shares and equivalents outstanding during the three month period ended March 31, 1996, as well as the similar period ended March 31, 1995. Primary and fully diluted net income per share are approximately the same. The number of shares used in the calculations for these periods was 11,451,000 and 11,143,000 respectively. The Company has granted certain stock options which have been treated as common share equivalents in computing net income per share.

     The computations of the weighted average common shares and equivalents outstanding follows (in thousands):

                                     Three Months Ended
                                          March 31,
                                     -------------------
                                      1996        1995
                                     -------     -------
Weighted average common shares
outstanding during the period.....    10,961      10,406
Incremental shares assumed to
be outstanding related to stock
options granted...................       490         737
                                     -------     -------
Weighted average common shares
and equivalents outstanding.......    11,451      11,143
                                     =======     =======

PART I. ITEM 2.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Overview:

Net income for the Company in the first quarter of 1996 decreased 60% or $790,000 as compared to the first quarter of 1995. For the three month period ended March 31, 1996, net income amounted to $525,000 or $0.05 per share on net revenues of $11,182,000. This compares to net income of $1,315,000 or $0.12 per share on net revenues of $10,303,000 for the three month period ended March 31, 1995.

Forward Looking Information:

This Quarterly Report on Form 10Q contains forward looking statements, including, without limitation, statements concerning the Company's product development and product release plans, future revenue patterns and future research and development, sales and marketing and other expenditures. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These risks and uncertainties include technological risks involved in the development and testing of new products, the impact of competitive products and pricing, the uncertainties of predicting which operating systems and hardware platforms will achieve the greatest market acceptance, and the emergence of new technologies which could impact the demand for the Company's products.

Results of Operations:

Net revenues in the first quarter of 1996 increased 9% or $879,000 to $11,182,000 over net revenues of $10,303,000 in the first quarter of 1995. Revenue increased as a result of increased sales of software licenses, support services and business forms. Software license revenues from the Company's M.A.S 90 EVOLUTION/2, Business Works and FlexWare product lines increased $709,000 or 9% over similar revenues in the first quarter of 1995. This increase was primarily due to new end user purchases of software in the M.A.S 90 EVOLUTION/2 and Business Works product lines. The Company's entry level Apple products of MacP&L and ExpensePlus showed a decline in revenue of $80,000 or 71% for the first quarter of 1996 as compared to the same quarter of the previous year. The Company sold the ExpensePlus product line in the second quarter of 1995.

Software license revenues from the Company's M.A.S 90 EVOLUTION/2 product line increased $566,000 or 9% in the first quarter of 1996 and accounted for 64% of the total dollar revenue increase in the quarter when compared to the first quarter of 1995. New customer sales grew 22% while upgrade revenue declined 17% in the quarter in comparison to similar revenues in the first quarter of the prior year. The decline in upgrade revenues resulted from the absence of a major product enhancement in the first quarter of 1996 whereas the first quarter of 1995 included a major enhancement for the M.A.S 90 EVOLUTION/2 product line. Business Works and FlexWare software license revenues increased 8% or $143,000 for the first quarter of 1996 as compared to the first quarter 1995 and accounted for 16% of the total revenue dollar increase in the first quarter of 1996. Business Works new customer sales grew 16% while reference library revenue declined 64% in the quarter in comparison to similar revenues in the first quarter of the prior year. The decline in reference library revenues was primarily due to the initial introduction of Business Works reference libraries to the Company's professional reseller distribution channel in the first quarter of 1995.

The Company's support services and business forms programs experienced revenue gains in the first quarter of 1996. The Company's support revenue grew 13% or $140,000 in the first quarter of 1996 as compared to the first quarter of 1995. Business forms revenue in the first quarter of 1996 increased $110,000 or 10% over comparable revenues in the first quarter of 1995.

Quarterly revenues can fluctuate significantly when compared to similar periods of the prior year due to the timing of product introductions, enhancements, upgrades, commencement of sales and marketing promotions and general economic conditions. As a result, one quarter's performance as compared to a comparable period in the prior year is not necessarily indicative of the Company's expected performance in subsequent quarters of the year.

The Company has historically operated with minimal backlog because orders are generally shipped on an immediate basis. As a result, the Company's quarterly revenues and operating results are difficult to forecast since they are dependent upon the volume and timing of orders received during any period. Historically, the revenue volume for the first, second and third quarters of the year have been lower than the fourth quarter. The historically higher revenue volume in the fourth quarter has been largely due to two factors: higher end-user demand for the Company's software products and the release of the Company's annual payroll tax update program. Management believes this pattern will continue into the fourth quarter of 1996.

Cost of revenues in the first quarter of 1996, as a percentage of net revenues, decreased two percentage points to 20% as compared to 22% for the same period in 1995. The decrease in cost of revenues is primarily due to the high proportion, in the first quarter of 1996, of new customer installations which carry a higher gross margin for the Company. Cost of revenues are expected to increase in the second quarter of 1996 due to planned upgrade and reference library shipments of the Company's forthcoming new product line, M.A.S 90 FOR WINDOWS. Upgrade and reference library revenues traditionally have lower gross margins. New customer installations of M.A.S 90 FOR WINDOWS are planned to follow in higher volume in the third and fourth quarters of 1996 than in the second quarter of 1996. The Company continues to pursue cost reduction opportunities whenever practicable, however there can be no assurance that it will be able to maintain its current level of cost of revenues when expressed as a percentage of net revenues for the remainder of 1996.

Operating expenses for the first quarter ended March 31, 1996 were 76% of net revenues as compared to 61% of net revenues in the first quarter of 1995. Total operating expenses for the first quarter of 1996 increased 34% or $2,165,000 over the comparable period of the prior year. The increase in operating expenses as compared with the comparable periods of the prior year can be attributed to sales and marketing expense increase of 23% or $809,000; research and development expense increase of 73% or $1,171,000; and general and administrative expense increase of 17% or $185,000 over comparable departmental expenses incurred in the first quarter of the prior year.

The increase in sales and marketing expenses and research and development expenses is attributable to higher headcount and personnel related costs incurred in preparing the Company for the release of two new major product lines, M.A.S 90 FOR WINDOWS and Acuity Financials which are planned to begin shipping in the second and third quarters of 1996. The increase in general and administrative expense is primarily the result of increased costs related to amortization and depreciation as a result of the Company's capital expenditures in the areas of computer, telephone and management information systems.

The Company continues to project a trend toward higher headcount and related personnel costs in future quarters. As stated above, the Company is currently planning an introduction of the M.A.S 90 FOR WINDOWS and Acuity Financials product lines. These product introductions will require the Company to make additional expenditures in future quarters in the areas of product support, sales and marketing and research and development. If the Company is not able to increase its revenue over the first quarter 1996 level, the projected increase in expenditures could result in lower profitability during this product introduction phase.

Interest income for the first quarter of 1996 increased $64,000 or 23% to $346,000 or 3% of net revenues as compared to $282,000 or 3% of net revenues in the first quarter of 1995 primarily due to higher cash balances.

Liquidity and Capital Resources:

Working capital at March 31, 1996, totaled $36.9 million, an increase of $1.0 million or 3% over working capital of $35.9 million as of December 31, 1995.

On February 22, 1995, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10,000,000. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or at the LIBO rate plus 1.5 percent. The agreement requires the Company to maintain certain compensating balances and has certain restrictive covenants. The agreement expires March 15, 1997. As of March 31, 1996 there are no outstanding balances on this revolving credit line.

The Company has historically funded its operations primarily through positive cash flows from operations. The Company believes that funds generated from operations and existing cash balances and the available bank credit lines will be sufficient to finance the Company's operations for at least the next twelve months.

Part II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for a description of certain litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:  None filed with this report.

     (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STATE OF THE ART, INC.
                              ----------------------
                              Registrant


Date:  November 13, 1995      By: /s/ Joe R. Armstrong
       -----------------          -------------------------
                                  Joe R. Armstrong
                                  Chief Financial Officer and Secretary
                                  (Duly Authorized Officer on behalf
                                  of the Registrant)


Date:  November 13, 1995      By: /s/ Joe R. Armstrong
       -----------------          -------------------------
                                  Joe R. Armstrong
                                  Chief Financial Officer
                                  (Principal Financial Officer)