Form 10-K/A
period 1994-12-31
STATE OF THE ART INC /CA
filed 1996-06-27
CIK 874097

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                  -----------

                                Amendment No. 1
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994.

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
           For the transition period from ____________ to _____________.

                        Commission file number 0-1915588

                             STATE OF THE ART, INC.
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                    95-3664592
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


   56 TECHNOLOGY, IRVINE, CALIFORNIA                        92718
(Address of principal executive offices)                 (Zip Code)


     (Registrant's telephone number, including area code):  (714) 753-1222

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K (17 CFR (S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 15, 1994, based upon the closing sale price on that date on the Nasdaq Stock Market was, $61,074,588.

     The number of shares of the Registrant's Common Stock outstanding as of March 15, 1994, was 8,831,513.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates information by reference from the Registrant's definitive proxy statement for Registrant's Annual Meeting of Shareholders to be held on June 7, 1994, which proxy statement in definitive form will be filed no later than 120 days after the close of Registrant's fiscal year ended December 31, 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
         -------------------------------------------------

     The Company's common stock trades on The Nasdaq Stock Market under the Symbol SOTA. The approximate number of shareholders of record of common stock at March 1, 1995 was 203, some of which are street name holders and depository trust representing beneficial shareholders. The Company had more than 400 beneficial holders of common stock as of that date.

     The Company has not paid any cash dividends on its common stock and does intend to pay cash dividends in the foreseeable future.

     On March 1, 1995, the closing sales price of the Company's Common Stock was $9.625 per share. The following table sets forth the price range of the high and low closing sale prices per share of Common Stock as reported by the Nasdaq Stock Market for each quarter of 1994 and 1993.

                                LOW $    HIGH $
                                -----   -------
1994:
  First Quarter.............     6.50     8.875
  Second Quarter............    5.422     9.125
  Third Quarter.............     5.75     7.875
  Fourth Quarter............     5.75     8.875

1993:
  First Quarter.............     6.50    12.625
  Second Quarter............     8.00     11.50
  Third Quarter.............     8.00     13.75
  Fourth Quarter............     6.25     10.25

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                              By: /s/ JOSEPH R. ARMSTRONG
                                  --------------------------------------------
                                  Joseph R. Armstrong, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)