Form 10-Q
period 1996-06-30
STATE OF THE ART INC /CA
filed 1996-08-13
CIK 874097

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996.

                                          OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the transition period from  ________ to ________

Commission file number 0-19155

                                STATE OF THE ART, INC.
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                             95-3664592
    (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification No.)

           56 TECHNOLOGY
         IRVINE, CALIFORNIA                             92718
    (Address of principal executive offices)          (Zip Code)

                                    (714) 753-1222
                 (Registrant's telephone number, including area code)

                                    Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        -----    -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number or shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

As of August 1, 1996 the issuer had 11,121,947 shares of common stock, no par value, outstanding.

                                                                     FORM 10-Q

                                STATE OF THE ART, INC.

                                        INDEX


                                                                            PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.      Financial Statements

       Condensed Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995                                 2

       Condensed Consolidated Statements of Income
          Three and six months ended June 30, 1996
          and June 30, 1995                                                   3

       Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1996
          and June 30, 1995                                                   4

       Notes to Condensed Consolidated Financial Statements                   5

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                6-9


PART II.  OTHER INFORMATION

  Item 4.      Submission of Matters to a Vote of Security Holders           10

  Item 6(a).   Exhibits                                                      10

  Item 6(b).   Reports on Form 8-K                                           10


SIGNATURES                                                                   11

PART I.  FINANCIAL INFORMATION                                       Form 10-Q
Item 1.  Financial Statements

    STATE OF THE ART, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                            June 30,        December 31,
                                                                                               1996                1995
                                                                                        -----------         -----------
                                                                                        (unaudited)
                                   ASSETS
Current assets:

  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $16,390             $16,681
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,477              17,102
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,362               5,175
  Inventories      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,281               1,086
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,026                 768
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              283                 237
                                                                                        -----------         -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,819              41,049
                                                                                        -----------         -----------
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,157               4,357
Capitalized software development costs, net. . . . . . . . . . . . . . . . . . . .            1,291               1,398
Other assets       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              792                 828
                                                                                        -----------         -----------
                                                                                            $51,059             $47,632
                                                                                        -----------         -----------
                                                                                        -----------         -----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,682              $1,965
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,525               1,270
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,324               1,165
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              249                 769
  Notes payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10                  11
                                                                                        -----------         -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            5,790               5,180
                                                                                        -----------         -----------
Accrued rent       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              219                 195
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .                                    7
                                                                                        -----------         -----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,009               5,382
                                                                                        -----------         -----------
Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued and outstanding. . . .              ---                 ---
  Common stock, no par value; 25,000,000 shares authorized; 11,020,297 and 10,923,436 shares issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively. . . . . . . . . . . . . . . . . . . . . . . .           17,110              16,460
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,940              25,790
                                                                                        -----------         -----------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .           45,050              42,250
                                                                                        -----------         -----------
                                                                                            $51,059             $47,632
                                                                                        -----------         -----------
                                                                                        -----------         -----------



See accompanying notes to condensed consolidated financial statements.

                                                                     FORM 10-Q

                                STATE OF THE ART, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                        (in thousands, except per share data)




                                               Three Months Ended             Six Months Ended
                                            -------------------------     -------------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Net revenues . . . . . . . . . . . . .         $14,203         $9,893        $25,385        $20,196
Cost of revenues . . . . . . . . . . .           2,742          2,391          5,010          4,666
                                            ----------     ----------     ----------     ----------
Gross profit . . . . . . . . . . . . .          11,461          7,502         20,375         15,530
Operating expenses:
  Sales and marketing. . . . . . . . .           5,062          3,621          9,450          7,200
  Research and development . . . . . .           3,139          1,588          5,923          3,201
  General and administrative . . . . .           1,106            938          2,386          2,033
                                            ----------     ----------     ----------     ----------
Total operating expenses . . . . . . .           9,307          6,147         17,759         12,434
                                            ----------     ----------     ----------     ----------
Operating income . . . . . . . . . . .           2,154          1,355          2,616          3,096
Interest income. . . . . . . . . . . .             345            306            691            588
                                            ----------     ----------     ----------     ----------
Income before income taxes . . . . . .           2,499          1,661          3,307          3,684
Provision for income taxes . . . . . .             874            581          1,157          1,289
                                            ----------     ----------     ----------     ----------
Net income . . . . . . . . . . . . . .          $1,625         $1,080         $2,150         $2,395
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------
Net income per share (Note 2). . . . .          $ 0.14         $ 0.10         $ 0.19         $ 0.21
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

Weighted average common shares
  and equivalents (Note 2) . . . . . .          11,791         11,272         11,621         11,208
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------



See accompanying notes to condensed consolidated financial statements.

                                                                     FORM 10-Q

                       STATE OF THE ART, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                    (in thousands)

                                                                                            Six months ended
                                                                                                 June 30,
                                                                                          --------------------
                                                                                             1996       1995
                                                                                          ---------   --------
Cash flows from operating activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2,150     $2,395
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .          1,177      1,123
       Provision for deferred income taxes. . . . . . . . . . . . . . . . . . . . .            (46)        58
       (Loss)Gain on sale of property and equipment . . . . . . . . . . . . . . . .            (11)         1
       Changes in assets and liabilities:
         Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,187)      (549)
         Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (195)      (265)
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (258)      (316)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36       (618)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            717        684
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            255     (1,344)
         Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            159        (23)
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           (402)       (25)
         Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1)       ---
         Accrued rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24        (93)
         Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . .             (7)        (6)
                                                                                          --------   --------
              Net cash provided by operating activities . . . . . . . . . . . . . .          1,411      1,022

Cash flows from investing activities:
    Purchase of short-term investments. . . . . . . . . . . . . . . . . . . . . . .           (375)      (359)
    Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . . .             11          1
    Capital expenditures -- property and equipment. . . . . . . . . . . . . . . . .         (1,632)    (1,331)
    Capital expenditures -- software development costs. . . . . . . . . . . . . . .           (238)      (390)
                                                                                          --------   --------

              Net cash used in investing activities . . . . . . . . . . . . . . . .         (2,234)    (2,079)

Cash flows from financing activities:
    Proceeds from sale of common stock under stock option plan. . . . . . . . . . .            532        556
                                                                                          --------   --------
              Net cash provided by financing activities . . . . . . . . . . . . . .            532        556
                                                                                          --------   --------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .           (291)      (501)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . .         16,681     13,506
                                                                                          --------   --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . .        $16,390    $13,005
                                                                                          --------   --------
                                                                                          --------   --------


Supplemental disclosures of cash flow information:
     Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $7         $1
                                                                                          --------   --------
                                                                                          --------   --------

     Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,605     $1,194
                                                                                          --------   --------
                                                                                          --------   --------



    See accompanying notes to condensed consolidated financial statements.

                                                                     FORM 10-Q

                       STATE OF THE ART, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
                                     (unaudited)


1.  Basis of Presentation:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Net Income Per Share:

    Net income per share was computed based on the weighted average number of common shares and equivalents outstanding during the three and six month periods ended June 30, 1996, as well as the similar periods ended June 30, 1995.
Primary and fully diluted net income per share are approximately the same. The number of shares used in the calculations for these periods was 11,791,000, 11,621,000, 11,272,000 and 11,208,000 respectively. The Company has granted certain stock options which have been treated as common share equivalents in computing net income per share.

    The computations of the weighted average common shares and equivalents outstanding follows (in thousands):

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ----------------    ----------------
                                        1996      1995      1996      1995
                                       ------    ------    ------    ------
Weighted average common shares
outstanding during the period . . . . . 10,997   10,501    10,979    10,454
Incremental shares assumed to
be outstanding related to stock
options granted . . . . . . . . . . . .    794      771       642       754
                                       ------    ------    ------    ------
Weighted average common shares
and equivalents outstanding . . . . . . 11,791   11,272    11,621    11,208
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------

                                                                     FORM 10-Q

PART I.  ITEM 2.

                                STATE OF THE ART, INC.
                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

OVERVIEW:

Net income for the Company increased 50% to $1,625,000 or $0.14 per share on net revenues of $14,203,000 for the second quarter ended June 30, 1996 as compared to net income of $1,080,000 or $0.10 per share on net revenues of $9,893,000 for the corresponding quarter of the prior year. For the six month period ended June 30, 1996 the Company's net income decreased 10% to $2,150,000 or $0.19 per share on net revenues of $25,385,000 as compared to $2,395,000 or $0.21 per share on net revenues of $20,196,000 for the six month period ended June 30, 1995.

FORWARD LOOKING INFORMATION:

This Quarterly Report on Form 10Q contains certain forward looking statements that involve risks and uncertainties, which could cause actual results to differ from those projected.

RESULTS OF OPERATIONS:

Net revenues for the second quarter and six month period ended June 30, 1996 were $14,203,000 and $25,385,000, respectively. This constituted a $4,310,000 or 44% increase for the second quarter over second quarter 1995, and a $5,189,000 or 26% increase for the six month period over the same six month period of the prior year. The revenues for both periods increased as a result of increased sales of software licenses, support services and business forms. Software license revenues from the Company's Acuity Financials, MAS 90 for Windows, MAS 90 EVOLUTION/2 and Business Works product lines increased $4,015,000 or 52% for the second quarter as compared to the same quarter of the previous year and $4,709,000 or 30% for the six month period over the same six month period of 1995. This increase was primarily due to the introduction of the Company's MAS 90 for Windows product line in June 1996. MAS 90 for Windows revenue for the second quarter of 1996 was $4,864,000. The majority of this revenue increase was the result of the purchase of demonstration reference libraries by resellers and upgrades to the existing MAS 90 DOS installed customer base. Revenues from the Company's Apple products of FlexWare and MacP&L declined $44,000 or 17% for the second quarter as compared to the second quarter of the previous year and $109,000 or 23% for the six month period over the same six month period of 1995. The Company sold the Apple product lines of FlexWare and MacP&L in the second quarter of 1996.

                                                                     FORM 10-Q

Software license revenues from the Company's MAS 90 product line increased approximately $3,954,000 or 64% in the second quarter over second quarter 1995 and accounted for 71% of the Company's total revenues for the quarter as compared to 62% of the Company's total revenues in the same quarter of the previous year. For the six month period, MAS 90 license revenues increased $4,520,000 or 36% over the same six month period of the prior year and accounted for 67% of the total Company's revenues for the six month period, as compared to 62% of the total Company's revenues for the same six month period in the prior year. These increases were principally due to the release of the MAS 90 for Windows product in June 1996. Business Works software license revenues decreased 6% or $100,000 for the quarter as compared to the second quarter of 1995, and increased 1% or $29,000 for the six month period over the comparable six month period in the prior year. The Company attributes the decline in the Business Works revenue in the second quarter of 1996 to reduced upgrade sales. The Company had a major enhancement to the product in the second quarter of 1995 and there was no similar enhancement in the current quarter.

The Company's support services experienced revenue gains of 30% or $301,000 in the second quarter and 22% or $441,000 for the six month period as compared to similar periods of the prior year. Business forms revenue grew 4% or $38,000 in the second quarter and 8% or $148,000 for the six month period as compared to the same periods of the prior year.

Quarterly revenues can fluctuate significantly when compared to similar periods of the prior year due to the timing of product introductions, enhancements, upgrades, commencement of sales and marketing promotions and general economic conditions. As a result, one quarter's performance as compared to a comparable period in the prior year is not necessarily indicative of the Company's expected performance in subsequent quarters or the year. For example, revenues for the second quarter of 1996 increased as a result of the release in that quarter of the MAS 90 for Windows product. Future revenue increases from sales of this new product line to new customers and the existing installed end-user base depends on a number of factors which are uncertain at this time, and could possibly result in lower revenues in future periods if the product does not achieve market acceptance.

Furthermore, the Company operates with minimal backlog because orders are generally shipped on an immediate basis. As a result, the Company's quarterly revenues and operating results are difficult to forecast since they are dependent upon the volume and timing of orders received during any period. Historically, the revenue volume for the first, second and third quarters of the year have been lower than the fourth quarter. The historically higher revenue volume in the fourth quarter has been largely due to two factors: higher end-user demand for the Company's software products and the release of the Company's annual payroll tax update program. Management believes this pattern will continue into the fourth quarter of 1996.

                                                                     FORM 10-Q

Cost of revenues in the second quarter of 1996 was 19% as a percentage of revenue, in comparison to 24% in the second quarter of the prior year. For the six month period ended June 30, 1996, cost of revenues was 20% as a percentage of revenue, as compared to 23% for the same period of the prior year. The decrease in cost of revenues is primarily due to the higher prices for the MAS 90 for Windows products. The Company continues to pursue cost reduction opportunities whenever practicable, however there can be no assurance that it will be able to maintain its current level of cost of revenues when expressed as a percentage of revenues for the remainder of 1996.

Operating expenses, when expressed as a percentage of net revenues, for the second quarter increased four percentage points to 66% as compared to 62% for the second quarter of the prior year, and increased eight percentage points to 70% for the six month period ended June 30, 1996 in comparison to the same period of the prior year. Total operating expense for the second quarter and six month period ended June 30, 1996 increased 51% or $3,160,000 and 43% or $5,325,000, respectively, over comparable periods of the prior year. The increase in operating expenses as compared with the comparable periods of the prior year consisted of sales and marketing expense increases of 40% or $1,441,000 for the quarter and 31% or $2,250,000 for the six month period; research and development expense increases of 98% or $1,551,000 for the quarter and 85% or $2,722,000 for the six month period; and general and administrative expense increases of 18% or $168,000 for the quarter and 17% or $353,000 for the six month period.

The increase in sales and marketing expenses can be attributed to higher headcount and personnel related costs in addition to increased direct marketing and advertising costs as a result of the Company's release of two new major product lines, MAS 90 for Windows and Acuity Financials, both of which began to ship in the second quarter of 1996. The increase in research and development expenses can be attributed to higher headcount and personnel related costs as a result of the Company's release of the two new major product lines noted above. The increase in general and administrative expense is primarily the result of increased costs related to amortization and depreciation as a result of the Company's capital expenditures in the areas of computer, telephone and management information systems.

The Company continues to project a trend toward higher personnel and related costs in future quarters. The Company's introduction of MAS 90 for Windows and Acuity Financials product lines will result in additional expenditures in future quarters in the areas of product support, sales and marketing and research and development. If the Company is not able to increase its revenue over the second quarter 1996 level, the projected increase in expenditures could result in lower profitability.

Interest income for the second quarter of 1996 increased $39,000 or 13% to $345,000 or 2% of net revenues as compared to $306,000 or 3% of net revenues in the second quarter of 1995 primarily due to higher cash balances.

                                                                     FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES:

Working capital at June 30, 1996, totaled $38.0 million, an increase of $2.1 million or 6% as compared to $35.9 million as of December 31, 1995.

On February 22, 1995, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10,000,000. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or LIBO rate plus 1.5 percent. The agreement requires the Company to maintain certain compensating balances and has certain restrictive covenants. The agreement expires March 15, 1997. As of June 30, 1996, there are no outstanding balances on this revolving credit line.

The Company has historically funded its operations primarily through positive cash flows from operations. The Company believes that funds generated from operations and existing cash balances and the available bank credit lines will be sufficient to finance the Company's operations for at least the next twelve months.

                                                                     FORM 10-Q

PART II. OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 25, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The first matter voted upon was the election of the Company's Board of Directors. The terms of office of all incumbent members of the Board expired at the Annual Meeting. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of management's nominees were elected. The following is a tabulation of the votes received by each nominee:



                                                Votes                                       Broker
Nominee                       Votes For        Against       Withheld    Abstentions      Non-votes
- ----------                    ---------        -------       --------    -----------      ---------
James H. Clement, Jr.         8,562,828           600          9,500           0          2,407,082
W. Frank King                 8,563,328           100          9,000           0          2,407,082
Susan L. Rasinski             8,563,228           200          9,100           0          2,407,082
David W. Hanna                8,562,428         1,000          9,900           0          2,407,082
George Riviere                8,563,428             0          8,900           0          2,407,082




The second matter voted upon was the amendment of the State Of The Art, Inc., 1994 Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan, which amendment will subject an additional 1,000,000 shares of the Company's common stock to that plan. The following is a tabulation of the votes received:

Votes For     Votes Against     Withheld    Abstentions    Broker Non-Votes
- ---------     -------------     --------    -----------    ----------------
4,772,879        730,345         88,400        11,319          5,376,467

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     Exhibits:  None filed with this report.

    (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                                                     FORM 10-Q

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STATE OF THE ART, INC.
                                  ----------------------
                                  Registrant


Date:  August 14, 1996       By:  DAVID W. HANNA
                                  -------------------------------------------
                                  David W. Hanna
                                  Chairman of the Board of Directors


Date:  August 14, 1996       By:  JOSEPH R. ARMSTRONG
                                  -------------------------------------------
                                  Joseph R. Armstrong
                                  Chief Financial Officer
                                  (Principal Financial Officer)