Form 10-Q
period 1996-09-30
STATE OF THE ART INC /CA
filed 1996-11-14
CIK 874097

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number or shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

As of November 1, 1996 the issuer had 11,141,689 shares of common stock, no par value, outstanding.

                            STATE OF THE ART, INC.

                                     INDEX


                                                                              PAGE
PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements
       Condensed Consolidated Balance Sheets
          September 30, 1996 and December 31, 1995                               2

       Condensed Consolidated Statements of Income
          Three and nine months ended September 30, 1996
          and September 30, 1995                                                 3

       Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1996
          and September 30, 1995                                                 4

       Notes to Condensed Consolidated Financial Statements                      5

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6 - 9


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                                 10

   Item 6(a). Exhibits                                                          10

   Item 6(b). Reports on Form 8-K                                               10

SIGNATURES                                                                      11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                              September 30,     December 31,
                                                                                  1996              1995
                                                                              -------------     ------------
                                                                               (unaudited)
                                      ASSETS

Current assets:
 Cash and cash equivalents................................................... $      18,502     $     16,681
 Short-term investments......................................................        17,653           17,102
 Accounts receivable, net....................................................         4,566            5,175
 Inventories.................................................................         1,300            1,086
 Prepaid expenses............................................................         1,429              768
 Income taxes receivable.....................................................           638              --
 Deferred income taxes.......................................................           288              237
                                                                              -------------     ------------
   Total current assets......................................................        44,376           41,049
                                                                              -------------     ------------
 Property and equipment, net.................................................         5,613            4,357
 Capitalized software development costs, net.................................         1,271            1,398
 Other assets................................................................           139              828
                                                                              -------------     ------------
                                                                              $      51,399     $     47,632
                                                                              =============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable............................................................ $       2,911     $      1,965
 Accrued expenses............................................................         1,687            1,270
 Deferred revenue............................................................         1,252            1,165
 Income taxes payable........................................................           --               769
 Notes payable...............................................................             7               11
                                                                              -------------     ------------
  Total current liabilities..................................................         5,857            5,180
                                                                              -------------     ------------
Accrued rent.................................................................           232              195
Other noncurrent liabilities.................................................           --                 7
                                                                              -------------     ------------
  Total liabilities..........................................................         6,089            5,382
                                                                              -------------     ------------
Shareholders' equity:
 Preferred stock, 1,000,000 shares authorized, none issued and outstanding...           --               --
 Common stock, no par value; 25,000,000 shares authorized,11,134,939 and 10,923,436 shares issued and outstanding at September 30, 1996 and
  December 31, 1995, respectively............................................        18,225           16,460
 Retained earnings...........................................................        27,085           25,790
                                                                              -------------     ------------
     Total shareholders' equity..............................................        45,310           42,250
                                                                              -------------     ------------
                                                                              $      51,399     $     47,632
                                                                              =============     ============

    See accompanying notes to condensed consolidated financial statements.

                            STATE OF THE ART, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                     Three Months Ended                     Nine Months Ended
                                               ------------------------------         ------------------------------
                                               September 30,    September 30,         September 30,    September 30,
                                                   1996             1995                  1996             1995
                                               -------------    -------------         -------------    -------------
Net revenues.................................. $      11,054    $      12,194         $      36,439    $      32,390
Cost of revenues..............................         2,636            2,829                 7,646            7,495
                                               -------------    -------------         -------------    -------------
Gross profit..................................         8,418            9,365                28,793           24,895
Operating expenses:
  Sales and marketing.........................         5,676            4,388                15,126           11,588
  Research and development....................         3,191            2,250                 9,114            5,451
  General and administrative..................         1,220            1,072                 3,606            3,105
                                               -------------    -------------         -------------    -------------
Total operating expenses......................        10,087            7,710                27,846           20,144
                                               -------------     ------------         -------------    -------------
Operating income (loss).......................        (1,669)           1,655                   947            4,751
Interest income...............................           354              323                 1,045              911
                                               -------------     ------------         -------------    -------------
Income (loss) before income taxes.............        (1,315)           1,978                 1,992            5,662
Provision for (benefit from) income taxes.....          (460)             693                   697            1,982
                                               -------------     ------------         -------------    -------------
Net income (loss)............................. $        (855)    $      1,285         $       1,295    $       3,680
                                               =============     ============         =============    =============
Net income (loss) per share (Note 2).......... $       (0.07)    $       0.12         $        0.11    $        0.33
                                               =============     ============         =============    =============
Weighted average common shares
 and equivalents (Note 2).....................        11,834           11,123                11,692           11,179
                                               =============     ============         =============    =============

    See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                            Nine months ended
                                                                              September 30,
                                                                        -------------------------
                                                                           1996           1995
                                                                        ----------     ----------
Cash flows from operating activities:
  Net income........................................................    $    1,295     $    3,680
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...................................         1,908          1,719
    Provision for deferred income taxes.............................           (38)            (6)
    Gain on sale of property and equipment..........................             1              2
    Changes in assets and liabilities:
     Accounts receivable............................................           609           (370)
     Inventories....................................................          (214)          (242)
     Prepaid expenses...............................................          (661)          (311)
     Other assets...................................................           676           (651)
     Accounts payable...............................................           946            140
     Accrued expenses...............................................           417         (1,097)
     Deferred revenue...............................................            87           (441)
     Income taxes payable...........................................          (874)           (28)
     Notes payable..................................................            (4)           --
     Accrued rent...................................................            37            (21)
     Other noncurrent liabilities...................................            (7)            (9)
                                                                        ----------     ----------
        Net cash provided by operating activities...................         4,178          2,365

Cash flows from investing activities:
  Purchase of short-term investments................................          (551)          (562)
  Proceeds from sale of property and equipment......................            17              1
  Capital expenditures -- property and equipment....................        (2,605)        (1,861)
  Capital expenditures -- software development costs................          (450)          (547)
                                                                        ----------     ----------
        Net cash used in investing activities.......................        (3,589)        (2,969)
Cash flows from financing activities:
  Proceeds from sale of common stock under stock option plan........         1,232          1,134
                                                                        ----------     ----------
        Net cash provided by financing activities...................         1,232          1,134
                                                                        ----------     ----------
Net increase in cash and cash equivalents...........................         1,821            530
Cash and cash equivalents at beginning of period....................        16,681         13,506
                                                                        ----------     ----------
Cash and cash equivalents at end of period..........................    $   18,502     $   14,036
                                                                        ==========     ==========

Supplemental disclosures of cash flow information:
  Interest paid.....................................................    $       11     $        2
                                                                        ==========     ==========
  Income taxes paid.................................................    $    1,609     $    1,954
                                                                        ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.  Net Income Per Share:

     Net income (loss) per share was computed based on the weighted average number of common shares and equivalents outstanding during the three and nine month periods ended September 30, 1996, as well as the similar periods ended September 30, 1995. Primary and fully diluted net income per share are approximately the same. The number of shares used in the calculations for these periods was 11,834,000, 11,692,000, 11,123,000 and 11,179,000 respectively, which include incremental shares related to stock options granted of 722,000, 669,000, 413,000 and 640,000, respectively. The Company has granted certain stock options which have been treated as common share equivalents in computing net income per share.

PART I.  ITEM 2.

                            STATE OF THE ART, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OVERVIEW:

Revenue for the third quarter ended September 30, 1996 decreased 9% resulting in a net loss of $855,000 or $0.07 per share as compared to net income of $1,285,000 or $0.12 per share for the corresponding quarter of the prior year. For the nine month period ended September 30, 1996 the Company's net income decreased 65% to $1,295,000 or $0.11 per share on net revenues of $36,439,000 as compared to $3,680,000 or $0.33 per share on net revenues of $32,390,000 for the nine month period ended September 30, 1995.

FORWARD LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains certain forward looking statements, including statements concerning expected fourth quarter revenues and projected future costs. Such statements involve risks and uncertainties, which could cause actual results to differ from those projected.

RESULTS OF OPERATIONS:

Net revenues for the third quarter and nine month period ended September 30, 1996 were $11,054,000 and $36,439,000, respectively. This constituted a $1,140,000 or 9% decrease for the third quarter over third quarter 1995, and a $4,049,000 or 13% increase for the nine month period over the same nine month period of the prior year. The revenue for the third quarter decreased as a result of decreased sales of software licenses. The revenue for the nine month period increased as a result of increased sales of software licenses, support services and business forms. Software license revenues from the Company's Acuity Financials, MAS 90 for Windows, MAS 90 EVOLUTION/2 and Business Works product lines decreased $904,000 or 9% for the third quarter as compared to the same quarter of the previous year and increased $3,805,000 or 15% for the nine month period over the same nine month period of 1995. The decrease in the third quarter was primarily attributed to transition issues associated with the Company's release of new products in the Windows and Client Server environments. The Company has traditionally sold applications based upon DOS operating systems and with the release of Windows and Client Server products, the need for new training programs and installation help and guidelines adversely affected sales of the new products during the third quarter of 1996. In addition, the Company believes that some customers delayed sales in anticipation of the expansion of breadth of application modules. In order to address these issues, the Company has aggresively implemented training and installation programs to its reseller channel. The increase in revenues for the nine month period was primarily due to increased MAS 90 product sales.

The Company sold the Apple product lines of FlexWare and MacP&L in the second quarter of 1996. As a result, revenues from these products were reduced to immaterial amounts in the third quarter of 1996. The revenue from the Apple product lines was $279,000 and $752,000 for the third quarter and nine month period of 1995, respectively.

Software license revenues from the Company's MAS 90 product line decreased approximately $418,000 or 5% in the third quarter over third quarter 1995 and accounted for 70% of the Company's total revenues for the quarter as compared to 67% of the Company's total revenues in the same quarter of the previous year. For the nine month period, MAS 90 license revenues increased $4,102,000 or 20% over the same nine month period of the prior year and accounted for 68% of the total Company's revenues for the nine month period, as compared to 64% of the total Company's revenues for the same nine month period in the prior year. As stated above, the third quarter 1996 revenue was negatively impacted by the transition issues associated with the introduction of new Windows and Client Server products. Business Works software license revenues decreased 29% or $486,000 for the quarter as compared to the third quarter of 1995, and decreased 9% or $457,000 for the nine month period over the comparable nine month period in the prior year. The Company attributes the decline in the Business Works revenue in the third quarter of 1996 to reduced upgrade sales. The Company had a major enhancement to the product in the second quarter of 1995 and there was no similar enhancement in the current year.

The Company's support services experienced a revenue decrease of 4% or $49,000 in the third quarter and an increase of 12% or $393,000 for the nine month period as compared to similar periods of the prior year. Business forms revenue grew 11% or $94,000 in the third quarter and 9% or $243,000 for the nine month period as compared to the same periods of the prior year and can be attributed to increased volume and pricing.

Quarterly revenues can fluctuate significantly when compared to similar periods of the prior year due to the timing of product introductions, enhancements, upgrades, commencement of sales and marketing promotions and general economic conditions. As a result, one quarter's performance as compared to a comparable period in the prior year is not necessarily indicative of the Company's expected performance in subsequent quarters or the year. Because the Company is in the transition phase of releasing new products and technology to market, future revenues are dependent on a number of factors including, but not limited to, customer acceptance, competition and reseller productivity.

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

Cost of revenues in the third quarter of 1996 was 24% as a percentage of revenue, in comparison to 23% in the third quarter of the prior year. For the nine month period ended September 30, 1996, cost of revenues was 21% as a percentage of revenue, as compared to 23% for the same period of the prior year. For the third quarter 1996, increased material costs were primarily responsible for the increase in cost of revenues. The decrease in cost of revenues for the nine month period 1996, as a percentage of revenue, is primarily due to the higher prices for the MAS 90 for Windows products. The Company continues to pursue cost reduction opportunities whenever practicable, however, there can be no assurance that it will be able to maintain its current level of cost of revenues when expressed as a percentage of revenues for the remainder of 1996.

Operating expenses, when expressed as a percentage of net revenues, for the third quarter were 91% as compared to 63% for the third quarter of the prior year, and were 76% for the nine month period ended September 30, 1996 in comparison to 62% for the same period of the prior year. Total operating expenses for the third quarter and nine month period ended September 30, 1996 increased 31% or $2,377,000 and 38% or $7,702,000, respectively, over comparable periods of the prior year. The increase in operating expenses as compared with the comparable periods of the prior year consisted of sales and marketing expense increases of 29% or $1,288,000 for the quarter and 31% or $3,538,000 for the nine month period; research and development expense increases of 42% or $941,000 for the quarter and 67% or $3,663,000 for the nine month period; and general and administrative expense increases of 14% or $148,000 for the quarter and 16% or $501,000 for the nine month period.

The increase in sales and marketing expenses can be attributed to higher headcount and personnel related costs in addition to increased direct marketing and advertising costs as a result of the Company's development and release of two new major product lines, MAS 90 for Windows and Acuity Financials, both of which began to ship in the second quarter of 1996. The increase in research and development expenses can be attributed to higher headcount and personnel related costs as a result of the Company's development and release of the two new major product lines noted above. The increase in general and administrative expense is primarily the result of increased costs related to amortization and depreciation as a result of the Company's capital expenditures in the areas of computer, telephone and management information systems.

The Company continues to project a trend toward higher personnel and related costs in future quarters. The Company's introduction of MAS 90 for Windows and Acuity Financials product lines will result in additional expenditures in future quarters in the areas of product support, sales and marketing and research and development. In addition, the Company plans to aggressively increase its advertising and marketing plans in future periods to promote and launch its new products to market. If the Company is not able to increase its revenue over the third quarter 1996 level, the projected increase in expenditures could result in a loss or lower profitability.

Interest income for the third quarter of 1996 increased $31,000 or 10% to $354,000 or 3% of net revenues as compared to $323,000 or 3% of net revenues in the third quarter of 1995 primarily due to higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES:


Working capital at September 30, 1996, totaled $38.5 million, an increase of $2.6 million or 7% as compared to $35.9 million as of December 31, 1995.

On February 22, 1995, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10,000,000. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or LIBO rate plus 1.5 percent. The agreement requires the Company to maintain certain compensating balances and has certain restrictive covenants. The agreement expires March 15, 1997. As of September 30, 1996, there are no outstanding balances on this revolving credit line.

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


         (a) Exhibits:  Exhibit 27 filed this report.

         (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STATE OF THE ART, INC.
                                          Registrant



Date:  November 14, 1996              By: /s/ DAVID W. HANNA
                                          --------------------
                                          David W. Hanna
                                          Chairman of the Board


Date:  November 14, 1996              By: /s/ JOE R. ARMSTRONG
                                          --------------------
                                          Joe R. Armstrong
                                          Chief Financial Officer
                                          (Principal Financial Officer)