Form 10-K
period 1996-12-31
STATE OF THE ART INC /CA
filed 1997-03-31
CIK 874097

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 0-19155

                               ----------------

                            STATE OF THE ART, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                               95-3664592
                                                    (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF                IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                                                          92618
   56 TECHNOLOGY, IRVINE, CALIFORNIA
                                                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (714) 753-1222

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 COMMON STOCK
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR (S) 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock of Registrant held by non-affiliates of the Registrant on March 17, 1997, based upon the closing sale price on that date on the Nasdaq Stock Market of $11.875 per share, was $133,909,580.

  The number of shares of the Registrant's Common Stock outstanding as of March 17, 1997, was 11,276,597.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Registrant's definitive proxy statement for Registrant's Annual Meeting of Shareholders to be held on May 29, 1997, which proxy statement in definitive form will be filed no later than 120 days after the close of the Registrant's fiscal year ended December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  State of the Art, Inc. ("State of the Art" or the "Company") was incorporated in California on April 7, 1981. On December 30, 1994, Manzanita Software Systems ("Manzanita") became a wholly-owned subsidiary of the Company through a merger transaction that was treated as a pooling of interests for accounting purposes. The Company develops, produces, markets and supports accounting and financial management software products for microcomputers and NT servers, together with certain related products and services, for a variety of hardware and operating system environments. The Company's various products are differentiated by the hardware platforms on which they operate and by the size of business they are designed to serve.

  The Company currently markets three product lines for DOS, Windows(TM), NT, UNIX and client/server operating environments. The Company's award-winning MAS(R) and MAS 90 for Windows(R) product line, a mid-range product used by businesses across a broad range of industries, currently consists of 27 separate application modules for the DOS environment and 11 application modules for the Windows and NT environments. Both the DOS and Windows product lines offer interoperability that allows DOS and Windows modules to be mixed while still working together. These application modules can be integrated into a comprehensive accounting and financial management system and operate in six industry standard operating environments: single-user DOS, Windows, DOS network, Windows network, NT and UNIX. The BusinessWorks(R) and BusinessWorks for Windows product lines, originally developed by Manzanita, each consist of 10 separate modules designed to meet the needs of smaller businesses which do not need the comprehensive feature-set of MAS 90 but do require more functionality than is available in retail accounting software products. These product lines operate in single-user DOS, DOS network and Windows environments. The Acuity Financials(TM) product line was introduced in October 1996. The product line was natively designed for the Windows, NT and Microsoft SQL Server environments and initially consists of the 3 application modules of General Ledger, Accounts Payable and Accounts Receivable. These core application modules can support multi-currency capabilities with the purchase of multi-currency, an enhancement that is sold separately. Because of its component object model architecture and design, Acuity Financials is easily adaptable to third party products which operate under the same environments. To complement Acuity Financials's 3 base application modules, the Company offers Payroll, Human Resource Management and Fixed Assets from Best Software Corporation, Crystal Reports from Seagate and FRx, a detailed financial report writer from FRx Corporation. The product line is intended for companies either downsizing from mainframe and minicomputer platforms, or upgrading their existing accounting systems to client/server technology.

  During 1996 the Company sold its Apple product lines, FlexWare(R) and MacP&L(R) and no longer offers any products that operate under the Apple Macintosh platforms.

  The Company distributes its MAS 90, MAS 90 for Windows, BusinessWorks and BusinessWorks for Windows products to end-users through a network of more than 3,000 Authorized Resellers located throughout the United States and Canada, whose sales efforts are supported by a national network of more than 7,000 Software Consultants and Client Advisors. Acuity Financials is currently distributed through a select group of 56 Value Added Resellers ("VARs") who have demonstrated their expertise in selling to larger companies and have qualified staffing to support the more complex needs of client/server installations. These specialized VARs are supported by 8 regional sales personnel that the Company has trained to provide sales and technical support.

  In addition to increasing the productivity and efficiency of the user's internal accounting and financial management functions, the Company's software products enhance the quality of decision-making by providing accurate and timely information that is useful to management. The Company's products achieve these results by providing a structured, automated framework within which standard internal accounting functions are performed, and by offering a system by which accounting and financial information can be organized and presented in a wide variety of ways that may be particularly useful to different businesses.

  To complement its software product lines, the Company offers related products and services. The Company's ClientCare(R) program provides a variety of fee-based software support programs to end-users of the Company's software products, and the Company's wholly-owned subsidiary, State of the Art Business Forms, Inc., designs, produces and sells business forms that are compatible with the Company's software products. In addition, through its University of State of the Art ("U StartSM") program, the Company offers educational classes in the use of its products to Authorized Resellers, Software Consultants, Client Advisors and end-users. In 1997 the Company plans to implement maintenance programs for all purchasers of MAS 90, MAS 90 for Windows and Acuity Financials which will be priced from 12% to 20% of the suggested list price of the product. The program provides for regular updates and maintenance releases of the products to end-users.

MERGER WITH MANZANITA

  On December 30, 1994, State of the Art and Manzanita completed a merger in which Manzanita became a wholly-owned subsidiary of the Company. As consideration for the merger, State of the Art agreed to issue an aggregate of 1,999,935 shares of the Company's Common Stock to the former shareholders of Manzanita. Of this amount, 1,653,091 shares were issued at the closing to the Manzanita shareholders, and an additional 346,844 shares were reserved for issuance upon the exercise of employee stock options that had been granted by Manzanita and were assumed by State of the Art.

  The acquisition of Manzanita provided a number of important strategic benefits. First, the merger enabled the Company to broaden its product offerings by providing a good fit between the respective product lines of the two companies. The BusinessWorks products address the market niche between entry-level retail products and mid-range products such as MAS 90. Second, the Manzanita BusinessWorks products have a solid reputation in the industry and provide the Company's distribution channel the opportunity to expand their businesses and end-users the ability to migrate to the MAS 90 product as their business needs change. The Company also benefited from the efforts of the Manzanita employees, who have successfully brought a Windows accounting product to market in the development and completion of the MAS 90 for Windows and Acuity Financials product lines.

  The merger with Manzanita was treated as a pooling of interests for accounting purposes, and as a result the Company's financial statements for prior periods have been restated to reflect the combined operations of Manzanita and State of the Art.

BACKGROUND

  The market for microcomputer accounting and financial management software has grown with the proliferation of microcomputers in a wide variety of businesses. As microcomputers have become more powerful, their capacity to serve the accounting needs of businesses has significantly increased, and as a result there have emerged several niche markets for accounting software, defined by the size and accounting needs of the business customers in each market. One challenge to microcomputer accounting software developers has been to develop a variety of products that are tailored to the various market segments, in terms of feature set, ease of use and price.

  The "mid-range" market requires products that are powerful and sophisticated enough to serve mid-size and larger businesses but that are also easy to use. Such products are full-featured and sophisticated as well as thoroughly supported so that users can implement and use them effectively. Suggested list prices for general accounting modules of mid-range accounting software products typically begin at approximately $800 per module.

  The complexity of such sophisticated accounting and financial management applications requires that trained personnel assist the end-user in selecting and implementing the software and then support the software as it is used. This support is needed not only to permit smooth operation of the software, but also to help the end-user more fully realize the benefits that it offers. The Company believes that conventional microcomputer software retailers are not well suited to effectively sell mid-range microcomputer accounting and financial management software or to perform the necessary support functions because their personnel do not have the requisite skill and knowledge. Therefore, the Company markets its MAS 90 and BusinessWorks product lines through public accounting firms and VARs. In the case of Acuity Financials, an even higher standard of expertise is required to sell, install and support larger companies which often have their own management information services departments and require product integration into in-house data bases and existing developed information systems.

  As the microcomputer industry as a whole moves toward Windows, NT and other graphical user interface ("GUI") environments, there is a growing demand for mid-range accounting software products that are designed for such environments. The Company's MAS 90 for Windows, BusinessWorks for Windows and Acuity Financials address this demand.

  The trend of microcomputer hardware becoming increasingly more powerful and less expensive has also created opportunities in the accounting software market for smaller businesses. In this arena, the challenge has been to develop a product that offers a spectrum of basic accounting capabilities, at a price that is consistent with the resources available to small businesses. At one level are "entry-level" products, which retain the modular approach and some of the more advanced features of the mid-range products, but which are less complex and are offered at a lower price, with list prices typically starting at approximately $400 per module. Although they do not provide the comprehensive functionality of mid-range products, entry level products are sophisticated and powerful enough to require skilled and knowledgeable support in order for the end user to fully benefit from their use. As a result the BusinessWorks and BusinessWorks for Windows products are distributed through the Company's same professional channels.

  The evolution of microcomputing operating system and hardware capabilities has changed the dimensions of the upper end of the microcomputer accounting software market, creating an emerging "high-end" market segment. The customers in this market are businesses who are either upgrading their accounting systems due to growth, or who are downsizing from mainframe and minicomputer systems, and who use the new, more powerful microcomputers to implement client/server systems. Accounting software targeting this market must provide a sophisticated and comprehensive feature set, compatibility with industry-standard relational databases, true client/server architecture and ease of adaptability. The Company's client/server product Acuity Financials addresses this market.

  By providing product support services, business forms and product education classes that complement its software products, the Company is able to capitalize on its name recognition and reputation among its installed base of software customers. These complementary products and services, together with periodic updates and enhancements to its software products, also provide the Company with sources of recurring revenue, in addition to the revenue generated by the initial sale of its software products.

PRODUCTS

 MAS 90 and MAS 90 for Windows

  The Company believes that its MAS 90 and MAS 90 for Windows products are distinguished from other mid-range accounting and financial management software products by their balanced combination of extensive features, ease of use and the availability of a variety of fully integrated vertical applications and business productivity products. The products' features include the ability to generate sophisticated financial and historical reports, to readily adapt the software to a customer's specific requirements, to efficiently support large multi-user configurations, and to verify data in real time. In addition, the MAS 90 and MAS 90 for Windows sophisticated file system facilitates high volume transaction processing while maintaining data integrity. Ease of use results from the product's clear and logical user interface, pull-down menu system, and context sensitive help text. Further, the Company's comprehensive and well organized user manuals minimize training time and facilitate product installation. MAS 90 for Windows, which began shipping 2nd quarter 1996, offers the same extensive features of MAS 90 in addition to the benefits of graphical user interface capabilities including drill down features, multiple window usage, graphic reporting and presentation and easy data transfer of data to other Windows applications. The Company believes that acceptance of MAS 90 for Windows was very successful in 1996, with approximately 10,000 end-users and resellers purchasing or upgrading to the product line, significantly higher than any of the Company's competition for Windows product offerings in the mid-range market.

  MAS 90 and MAS 90 for Windows provide a wide variety of application modules which can be integrated into a comprehensive accounting and financial management system. The modules are designed to share a common database so that information entered through one module can be posted to other modules. Although each module may be operated independently, a business may improve the speed and accuracy with which it produces financial information by adding and integrating modules. The Company's modular approach and interoperable capabilities of DOS and Windows applications permits a business to select only those modules which are required to meet its initial needs, and to add additional modules as necessary. These modules can be divided into categories, as described below.

  General Accounting Modules. These modules provide the essential accounting functions that are required in a wide range of businesses. The 9 modules included in this group are General Ledger; Accounts Receivable; Accounts Payable; Payroll; Inventory Management; Sales Order Processing; Purchase Order Processing; Bank Reconciliation and Fixed Assets. All modules are available under both MAS 90 and MAS 90 for Windows with the exception of Payroll and Fixed Assets, which have not been released under the MAS 90 for Windows product line. The Windows version of the Payroll module is scheduled for release in June, 1997.

  Vertical Application Modules. These modules address the unique needs of specific industries or groups of industries. The 8 modules included in this group are Job Cost, designed for project oriented businesses that require individual job costing such as general contractors, architects and engineers; Bill of Materials, Work Order Processing, Materials Requirements Planning
(MRP) and Bar Code Master which address the accounting needs of manufacturers and distributors; Time and Billing, intended for service businesses such as accounting, consulting and law firms, who bill on the basis of time expended; Point of Sale, which enables retail businesses to capture transaction data at the time of sale and Client Write-up, which addresses the Public Accountant's financial statement preparation and bookkeeping functions for small business. These modules, which are interoperable with MAS 90 for Windows modules, are only available under the MAS 90 product line as of this date. The first release of a Windows vertical application module, Job Cost, is scheduled for June, 1997.

  Business Productivity Modules. These MAS 90 modules enable businesses to make more efficient use of their accounting information. The 9 modules included in this group are EXPLORER(TM), an inquiry tool which allows users to easily navigate among the many inquiry screens in all of the MAS 90 modules; F9, which provides a direct interface between the MAS 90 General Ledger module and Lotus 1-2-3, the industry-standard spreadsheet software product; Magnetic Media Reporting, which enables businesses to comply with Federal tax requirements that they report withholding amounts on disk media; Import Master, which allows a business to import data into MAS 90 modules from a variety of other file formats; PostMaster, which allows a business to create and maintain a custom database, for use in direct mail and other business communications; MAS 90 AutoGraph(TM), an executive information systems ("EIS") module that enables individuals within an organization to access, organize and present graphically the specific information from the accounting database that is relevant to their particular job function; TeleMagic, a contact management system for sales personnel; TimeCard, which automates the input of time worked by employees and integrates with the Payroll and Job Cost modules and FaxMaster, which allows the direct fax of statements, invoices or data directly from the various accounting modules.

  Library Master with Report Master. In addition to any of the individual modules described above that a customer may select, every MAS 90 installation must also include the Library Master with Report Master module, which provides system management and custom report generation capabilities. MAS 90 for Windows ships with Crystal Reports which allows easy generation and formatting of Windows reports that access the products database.

  The suggested end-user list prices for most of the DOS-based general accounting modules in this product line are $899.00 each, Windows applications are $1,149.00 each, while vertical market applications are list priced at $1,099.00 and business productivity products, as well as the Library Master with Report Master or Crystal Reports module, range in list price from $349.00 to $1,399.00 each. The Company does not suggest list prices for its UNIX products, but Authorized Resellers and Software Consultants typically charge between $1,000 and $2,000 per module in this operating environment. Effective March 1, 1997, the Company raised the price of both DOS and Windows modules approximately $200 per module to include a standard one year maintenance plan on the products.

  The Company's international revenues have been immaterial to date. In 1993 the Company released a Canadian version of MAS 90, and the Company plans in 1997 to implement international features such as multi-currency, value added tax and multi-lingual capabilities into its future products to allow for additional international revenue opportunities.

 MAS 90 client/server edition

  The Company plans to introduce a client/server edition of MAS 90 in the first half of 1997. The product line is designed to run on Microsoft NT Servers in association with Windows or NT clients. The product will have the same extensive feature set of MAS 90 and MAS 90 for Windows modules, but take advantage of powerful NT server environments. The product will include a GUI and offers a significant performance enhancement or upgrade path for users that require larger network performance than the traditional MAS 90 and MAS 90 for Windows product line offers. While pricing has not been set as of this date, it is anticipated that MAS 90 client/server product line will be approximately double the price of MAS 90 for Windows.

 BusinessWorks and BusinessWorks for Windows

  The BusinessWorks products are designed to address an emerging market niche for small businesses which have outgrown the capabilities of retail accounting software packages but are not yet large enough for the complexity, power and expense of mid-range products such as MAS 90 and MAS 90 for Windows. The BusinessWorks and BusinessWorks for Windows product lines each consist of 10 modules. The accounting modules are General Ledger, Accounts Payable, Accounts Receivable, Inventory Control & Purchasing, Order Entry, Payroll and Job Cost. Each BusinessWorks installation also requires the System Manager module. In addition, the Company distributes third-party report writers that integrate with BusinessWorks and a Business Forms module that prints forms on laser printers. The Windows version of BusinessWorks was first released in February 1993, and to date upgrades to both product lines have been released simultaneously, so that they both offer identical functionality. In 1996, the Windows version of BusinessWorks significantly outsold the DOS version. The Company expects this trend to continue and as a result, the Company has stopped future enhancements to the DOS product line and has begun development efforts on a significantly more powerful and feature rich version of the Windows product which is expected to begin shipping the fourth quarter of 1997.

  Suggested list prices for BusinessWorks and BusinessWorks for Windows are $395 for the accounting modules, with other modules ranging in price from $95 to $395.

 Acuity Financials

  Acuity Financials was introduced in the fourth quarter of 1996. The new product line incorporates many of the feature strengths of MAS 90, but has also been designed to provide more powerful and advanced features that address the accounting and financial management needs of larger businesses. Acuity Financials specifically is targeted for companies that are upgrading their accounting requirements or downsizing from mainframe and minicomputer systems. The product line which was natively designed for Microsoft's Windows, NT and SQL Server is based 100 percent on Microsoft's latest tools and technologies. Acuity Financials is considered by the Company to be the first mid-range client/server accounting product that is fully Internet-ready by providing direct interface and reporting capabilities to the Internet. In February 1997, within 90 days of its initial release Acuity Financials won top honors for technology integration in Microsoft's middle market accounting BackOffice(TM) Challenge at SoftEx held in Los Angeles, California.

  Initial modules of Acuity Financials consists of the core accounting applications of General Ledger, Accounts Payable and Accounts Receivable and have multi-currency capabilities with the purchase of the multi-currency enhancement. The product line is supported by a select number of third party applications which integrate with Acuity Financials core financial applications. These third party applications consists of Best Software's Fixed Assets, Payroll and Human Resource Management; FRx, an extensive and robust financial reporting module and Seagate's Crystal Reports, a comprehensive report writer for all standard reports. FRx and Crystal Reports ship with each Acuity Financials. Best Software modules are available for separate purchase. Pricing for this product is significantly higher than the MAS 90 for Windows product line, with base application modules priced in the $5,000 to $10,000 per module range, depending upon the number of users and applications purchased. Pre-sales support, installation consulting and on-going support are considered important factors in successfully penetrating this market and the Company has established a regional sales force of 8 individuals to assist the select number of VARs that are authorized to sell the product line. In addition, the Company has established a special customer support group dedicated to installations, ongoing maintenance, support and technical advice on the product. The product is entirely new and its commercial acceptance is still in the early phases and could be influenced by factors that are beyond the control of the Company. See the discussion under "Product Development" below.

 Master Developers

  To complement the Company's MAS 90 product line, niche-market vertical applications are developed by approximately 160 "Master Developers," who are a select group of the Company's Authorized Resellers and Software Consultants. The Company licenses its MAS 90 source code to its Master Developers in order to enable them to modify standard modules by incorporating software features desired by an individual customer, and to develop new applications such as vertical applications aimed at specific industries and international accounting applications. In order to inform potential customers of the availability of these products, the Company publishes and distributes a directory of Master Developers with hundreds of their products and services. By facilitating the development of enhancements and new applications, the Company creates the opportunity to sell not only additional copies of the modified application module, but also to sell each new customer complementary modules from its standard product inventory. The Company supports these Master Developers by providing mandatory training programs and technical assistance. The Company has generated substantial revenues from its MAS 90 Master Developers Program.

 Maintenance, Updates and Enhancements

  The Company is committed to providing customers with affordable, easy to implement product updates and enhancements that increase the value and functionality of its products. These updates and enhancements include Maintenance Releases, which provide improvements and refinements to existing versions of the software, and Enhancement Releases, which provide new features and capabilities. These product updates and enhancements are periodically released and generate additional revenue for the Company. In 1997, the Company instituted standard maintenance plans for the MAS 90, MAS 90 for Windows and Acuity Financials product lines. New customers for these product lines pay a percentage of the suggested list price of the product which range from 12% to 20%. The maintenance contracts provide for twelve months of maintenance support for the product. The Company expects standard maintenance contracts to become a significant component of the Company's total revenues in future periods.

 Business Forms

  In October 1992, the Company established State Of The Art Business Forms, Inc., a Georgia corporation (the "Forms Company"), as a wholly-owned subsidiary of the Company. This action resulted from a recognition of the increasing volume of business forms the Company's customers require in connection with their use of the Company's software products, coupled with the Company's belief that its customers in general prefer to do business with the Company for all their accounting software-related needs, particularly since the business forms distributed by the Forms Company are compatible with current versions of the Company's software products.

The Forms Company designs, manufactures, markets and sells standard and customized business forms and related products to the Company's Authorized Resellers, Software Consultants and end-users. The Forms Company currently supplies forms that are compatible with MAS 90, MAS 90 for Windows, Acuity Financials, BusinessWorks, FlexWare and MacP&L.

DISTRIBUTION

 MAS 90, MAS 90 for Windows, BusinessWorks & BusinessWorks for Windows

  The Company distributes its MAS 90, MAS 90 for Windows, BusinessWorks and BusinessWorks for Windows products through a network of more than 3,000 Authorized Resellers located throughout the United States and Canada consisting of VARs and public accounting firms. The sales efforts of Authorized Resellers are supported by a national network of more than 7,000 Software Consultants and Client Advisors comprised predominantly of public accounting firms. The Company has chosen these distribution channels because it believes that mid-range accounting software is best marketed by a sales force that is thoroughly conversant with the accounting needs of a range of businesses, and which has access to and the confidence of a large number of potential end-users, and because public accounting firms and VARs either have or can readily be provided with the knowledge and skills needed to provide consultative services in the choice, implementation and effective use of sophisticated accounting and financial management software.

 Acuity Financials

  The Company distributes its Acuity Financials product through a very select group of qualified VARs or Resellers that have shown the expertise and technical staffing to handle the sophistication of client/server technology. Resellers for Acuity Financials are authorized based upon a number of criteria and qualifications that assure proper customer installation and adequate technical support to meet customers' needs. To date the Company has authorized 56 Resellers for the product line. The Company complements the sales and support efforts of Acuity Financial Resellers by 8 regional sales personnel that provide help on customer demonstrations, proposals and technical requirement definitions. The Company has also established a dedicated support group to assist in installations, technical advice and on-going support for the product line. The Company expects to expand the Reseller distribution channel for Acuity Financials to approximately 200 VARs.

 Public Accounting Firms

  There are approximately 48,000 public accounting firms in the United States employing more than 128,000 accountants. These firms include international, regional and local firms. In addition to the approximately 7,000 public accounting firms that represent the Company as Authorized Resellers, Software Consultants and Client Advisors, there are approximately 10,000 more public accounting firms that have purchased all or a portion of the Company's product line. While these firms have not sought or maintained status as Authorized Resellers, Software Consultants or Client Advisors, they may from time to time recommend the Company's products to their clients.

  Recognizing the credibility of an accountant's recommendation to his or her client, the Company has found this channel to be a very effective means of marketing its products. Although public accounting firms have historically provided traditional accounting services such as accounting, auditing and tax advice and return preparation, many firms have expanded the scope of their practices by offering a variety of consulting services, including microcomputer consulting services. Providing microcomputer-based accounting solutions to clients enables the accountant to differentiate his or her practice from other firms and to generate additional revenue through the sale of the software itself and/or from consultative services for system installation and implementation, and related training. In addition, automated accounting solutions free the accountant to focus more on the provision of business management and other higher value services.

  Public accounting firms may act as Authorized Resellers, Software Consultants or Client Advisors. Authorized Resellers may sell the Company's products to end-users, while Software Consultants may provide accounting software consultation and advice, but refer customers to Authorized Resellers for the actual sale of the software, and Client Advisors use the software for their own internal business needs and may recommend it to their clients.

 Value-Added Resellers

  VARs are independent sales and service organizations that provide computer installation, systems integration and consulting services to large and small businesses, in addition to implementation services and related training. VARs typically specialize with respect to the industry they serve and often recommend systems and software for their clients. Once a recommendation is accepted, VARs may implement the solution, provide software training and support the client on an ongoing basis.

  The Company's Authorized Resellers include approximately 1,000 VARs of which 56 VARs are authorized to sell Acuity Financials. The Company seeks to attract VARs who understand the fundamentals of bookkeeping, accounting procedures and internal controls, and who exhibit the desire and ability to provide quality product support.

  The Company recognizes the potential benefits of cooperation between VARs and public accounting firms, and therefore the Company assists VARs in developing business relationships with such firms through a marketing alliance program. Under these arrangements, VARs and accounting firms work together to provide the client with a complete microcomputer accounting software solution. For example, under such an arrangement the accounting firm might provide software consulting services and the VAR it is affiliated with might provide the software and implement the solution recommended by the accounting firm.

  The Company's agreements with its Authorized Resellers and Software Consultants do not require them to offer the Company's products exclusively, and may be terminated by either party without cause. Although the Company seeks to develop long-term relationships with its Authorized Resellers and Software Consultants, no assurance can be given that any public accounting firm or VAR will continue to represent the Company's products. The Company imposes certain minimum purchase requirements on its Resellers as a condition to maintaining their authorization. In addition, as a condition to becoming an Authorized Reseller, Software Consultant or Client Advisor each public accounting firm and VAR is required to purchase the Company's Reference Library and subsequent updates to the Reference Library. The Reference Library may be used by the accountant or VAR for microcomputer consulting or its own internal accounting uses, but may not be resold.

MARKETING

  Historically, the Company's marketing efforts for its mid-range products have been primarily directed to public accounting firms and VARs, and are intended to expand the number of Authorized Resellers, Software Consultants and Client Advisors and to increase their sales productivity. The Company engages in consistent and targeted direct mail campaigns to attract a pool of potential accounting software consultants and resellers, from which the Company selects those meeting its qualification standards. These campaigns provide educational and business expansion materials, new product information and periodic promotions. The Company reinforces these campaigns with telemarketing programs. These efforts include a number of programs that are designed to demonstrate the potential opportunities of being an Authorized Reseller, Software Consultant or Client Advisor, to increase product awareness and the Company's name recognition and to provide Authorized Resellers, Software Consultants and Client Advisors with continuing assistance in marketing the Company's products. The Company seeks to develop long-term relationships with its Authorized Resellers, Software Consultants and Client Advisors and facilitates this process by providing product support and training programs.

  In 1994 and 1995, the Company also began pursuing new marketing strategies for its mid-range products. These new strategies include specific industry advertising and other programs to increase corporate and brand name recognition among potential end-users and to generate additional leads for the Company's Authorized Resellers. The new marketing strategies also include the Company's Competitive Edge(TM) Reseller Forums, which are held throughout the country and are designed to increase the effectiveness of the Company's Authorized Resellers by providing direct assistance in their advertising, public relations and marketing efforts.

  With the introduction of the Company's next generation products of MAS 90 for Windows and Acuity Financials, the Company began aggressive advertising campaigns in the third and fourth quarters of 1996 with the intent of establishing brand awareness of the products. The Company believes that establishing a consistent and regular advertising program that provides for recognition of its products to potential end-users is key to the future success and revenue growth of the products. In 1997 the Company plans to continue its advertising and media presence with regular media advertising in business magazines, journals and trade literature to attract new customers to the products.

  The Company markets its business forms products, ClientCare support services and product education classes to end-users by direct mail campaigns, by including information about these products and services in the packaging of the Company's software products, and by telemarketing programs. The MAS 90, MAS 90 for Windows, BusinessWorks, BusinessWorks for Windows and Acuity Financials product lines include a feature that requires end-users to register the products with the Company. Mandated registration results in a Company database that includes a high percentage of all customers who purchase these products. Such mandated registration significantly enhances the Company's ability to market its complementary products and services to end-users.

CUSTOMER SUPPORT

  State of the Art believes that high quality product support services are essential to its success. The Company's primary support strategy is to design products that are easy to use and logical in operation, thereby minimizing the end-user's need to seek support beyond that contained in the software itself and the accompanying documentation. In addition, the Company has designed on-line help features to assist end-users in the use of the software. The Company also emphasizes the preparation of comprehensive and well organized product documentation, using its in-house staff of technical writers for that purpose.

  When an end-user must turn to an outside source of support, the Company's objective is to ensure that high quality responses to such demands are delivered as quickly as possible. The Company believes that outside support can be most effectively provided by assuring that its Authorized Resellers and Software Consultants are fully equipped to provide the front line of support for any question or challenge the end-user might encounter. The Company provides comprehensive seminars to instruct Authorized Resellers and Software Consultants on the use of the Company's mid-range products, thereby enhancing their ability to represent these products and respond to end-users' inquiries. In addition, the Company provides telephone consultation and product support for its MAS 90, MAS 90 for Windows, BusinessWorks, BusinessWorks for Windows and Acuity Financials products to all of its Authorized Resellers and Software Consultants. The level of support offered the Authorized Resellers and Software Consultants is dependent upon the type of plan they purchased or qualified under associated with sales volume. The Company also encourages its Authorized Resellers, Software Consultants, Client Advisors and end-users to purchase the Company's Technical Reference and Support Guide for both MAS 90 and BusinessWorks and enroll in for training seminars on the Company's product lines. Both programs provide additional information on issues related to installation, support and maintenance of the products. Finally, as a complement to the support services provided by its Authorized Resellers and Software Consultants, the Company offers its ClientCare and U Start programs, which provide fee-based support and product education services to end-users. In the first quarter of 1997 the Company implemented required maintenance for all new end-users of the MAS 90, MAS 90 for Windows and Acuity Financials product lines that provides for regular and standard maintenance releases of the products.

 ClientCare

  Recognizing that Authorized Resellers and Software Consultants could not always meet all of a customer's support needs, and that many customers prefer the security of being able to obtain supplementary support directly from the Company, the Company markets ClientCare, a technical support and service program for end-users of MAS 90, MAS 90 for Windows, BusinessWorks, BusinessWorks for Windows and Acuity Financials. The ClientCare program is intended to be complementary to, rather than competitive with, the support services offered by the Company's Authorized Resellers and Software Consultants.

  The most significant features of ClientCare are guaranteed response times, automatic software updates, regular communications and alternate fee options. The program offers end-users a choice of various technical support plans. Each plan provides varied levels of service and response times, enabling customers to match their specific needs to the available options. All plans include a subscription to one or more Company publications. Pricing on the ClientCare program varies according to the chosen plan, the call response time selected, and, in the case of mid-range and entry-level products, the number of modules in the customer's library.

 U Start

  Through its University of State of the Art program, the Company offers product education classes to end-users, in addition to the training provided to the Company's Authorized Resellers and Software Consultants. These classes are conducted by U Start "professors," Company employees who are thoroughly trained and familiar with the Company's products. Classes are offered both at the Company's training facility at its headquarters in Irvine, California, and at regional locations throughout the United States. U Start classes offer hands-on training with instructional discussions on the Company's MAS 90, MAS 90 for Windows, BusinessWorks, BusinessWorks for Windows and Acuity Financials products, and are focused on education in the actual use of the products, as contrasted with marketing seminars that are focused on influencing a potential customer's purchase decision. U Start will develop and begin offering classes for the MAS 90 client/server product line when it is launched in 1997. In addition to the University of State of the Art program, the Company in 1996 implemented Authorized Training Centers ("ATCs") operated by Resellers of the product lines that have been trained and qualified to conduct training classes. These ATCs expanded the Company's ability to offer more localized training for both end-users and resellers of the Company's products.

PRODUCT DEVELOPMENT

  The Company maintains an active program to develop new products and improve its existing ones. For a description of the amounts spent on Company-sponsored research and development activities, see the discussion of research and development expenses at "Research and Development" under "Results of Operations" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

  In 1995 the Company formed a client/server division within the Company to focus a major portion of the Company's product development effort on the emerging client/server technology. In July 1995, the Company enhanced this division by transitioning the employees of Systems Engineering Group, a Michigan corporation that had significant experience in the support and development of high-end accounting products for the client/server market, to become State of the Art employees. This transition was done to augment the development effort of its Acuity Financials client/server product line. The Company currently employs approximately 30 development personnel in Troy, Michigan dedicated to the on-going development of the Company's Acuity Financials client/server product line.

  In addition to its internal development program, the Company expands its product offerings by obtaining distribution rights or ownership of software products developed by others. With respect to licensed products, the Company provides support to its customers and has the right to obtain support from the licensor, and the licensor is responsible for maintenance and enhancement of the product. With respect to acquisitions, responsibility for the support, maintenance and enhancement of the products is assumed by the Company's internal staff.

  The Company actively solicits suggestions from its Authorized Resellers, Software Consultants, Client Advisors and end-users for new products and product improvements. These suggestions, which may be received unsolicited, or in response to the Company's inquiries, or through the Company's pre-release product testing procedures, are a key source of information on which the Company bases its plans for new products, and oftentimes new product features.

  The Company's development staff includes a quality assurance group that tests all products before they are released for sale. This group employs test procedures and automated test procedures designed to verify the functionality of the products to the Company's specifications, ensure product consistency, and verify that product documentation properly describes and corresponds to the software. In addition, all new product releases and major enhancement releases are beta-tested, whereby the product is tested at selected outside sites over an extended period of time, using a testing schedule designed by the Company.

  The microcomputer software industry is characterized by rapid technological change and product obsolescence. The Company's success will depend primarily on the continued market acceptance of its existing products, the Company's ability to enhance its existing products and the Company's ability to develop and introduce new products that meet both the changing needs of business and the changing industry standards with respect to operating environments and hardware platforms. There can be no assurance that the Company will be able to avoid obsolescence of its products. Unexpected delays in completing or shipping products, including the Company's MAS 90 client/server product line or additional application modules and enhancements for MAS 90 for Windows, BusinessWorks for Windows and Acuity Financials, or design, production or undetected product quality problems, may adversely affect the Company. There can be no assurance that any new products will be competitive or achieve market acceptance. Moreover, the manner and timing of the introduction of new products may also adversely affect sales of the Company's existing product lines. No assurance can be given that new products will be introduced in a way that will not have such an effect.

  In particular, it should be noted that the MAS 90 for Windows, MAS 90 client/server product line and Acuity Financials are completely new products based on new technology. As such, there can be no assurance that these products will or continue to be competitive and achieve dominant market acceptance. Certain competing mid-range and high-end accounting software products for GUI environments are already in release, and many may have a competitive advantage by virtue of their earlier availability. On the other hand, however, MAS 90 for Windows in the Company's opinion has already established market leadership in the mid-range Windows accounting marketplace by its initial wide acceptance and number of shipments of the products during 1996. While the popularity of Windows, NT and other GUI environments is accelerating, it is much more difficult for companies to change their accounting software than it is, for example, to change their word processing software. As a result, businesses may switch to GUI environments for all their other software applications while continuing to use their present accounting software for some period of time. Other factors that may delay the acceptance of mid-range accounting applications include the limited number of competing products currently available, which hinders the ability of a business to make a purchase decision based on a comparative analysis of various products, and the fact that businesses upgrading their present systems to GUI environments are faced with significant additional expenses for the hardware required to operate these environments. As a result of these and other factors, the Company's experience indicates that sales of character-based mid-range accounting software will continue to be in demand, but will most certainly decline since GUI environments are now market standard environments. The Company is fully committed to continuing to support, maintain and enhance its MAS 90 product line for the foreseeable future.

PRODUCTION

  The production of the Company's software products includes the printing of user manuals, the duplication of diskettes, assembly of purchased components and final packaging. The printing and preparation of user manuals is performed by outside sources in accordance with the Company's specifications. The Company generally performs diskette and compact disk duplication procedures, assembles purchased product components and performs final packaging internally at its Irvine, California facility. During 1995 the Company transferred the former Manzanita production operations for BusinessWorks and BusinessWorks for Windows from the Roseville, California facility to the Irvine facility. Quality control tests are performed on finished goods by Company employees. The Company generally ships the next business day after receipt of an order and has no meaningful backlog.

  The principal materials used in the Company's products include diskettes, binders and printed materials. All of these materials are readily available from various vendors.

  The Company's products may be returned for replacement if found to be defective in materials or packaging, subject to the terms of the Company's license agreement. To date, returns of defective products have been immaterial.

COMPETITION

  The entry-level, mid-range and client/server accounting software markets are highly competitive. The Company's principal competitors are other independent vendors of microcomputer accounting software. The Company believes that in its main mid-range market there is no dominant market leader, but rather a significant number of medium to small sized companies that all compete for a portion of the market. The Company is of the opinion that within the NT SQL client/server mid-range market there also is currently no dominant leader. Currently there are few accounting software vendors that offer natively designed client/server solutions for Microsoft's NT and SQL Server technology. The Company targets its potential customers for these solutions to companies with revenues in the range of twenty-five to one hundred and fifty million dollars. The Company considers the entry-level retail market is primarily dominated by Intuit, while the high-end client/server market is dominated by SAP whose products primarily address companies with revenues over one hundred million dollars per year. The Company believes that the principal competitive factors relevant to end-users in these markets are the features and capabilities of the software, its ability to run on a variety of industry standard platforms, the breadth of and integration among the modules that make up the manufacturer's product line, the availability and quality of product support and product pricing.

  The Company also competes for access to its chosen channels of distribution for mid-range and entry-level products: public accounting firms and VARs. Due to the high costs associated with building the expertise necessary to sell a particular accounting software solution, the public accounting firms and VARs who participate in the distribution of accounting software typically do not actively market more than one or two accounting software solutions. The Company regards the primary competitive factors relevant to attracting and retaining public accounting firms and VARs are the same as those for end-users but also include the protection offered against channel conflict. The Company considers that its ability to attract public accounting firms and VARs is enhanced by the fact that it does not sell its mid-range and entry-level products through the competing retail channel or in the case of its new client/server products through a direct sales force that competes with its resellers. There can be no assurance, however, that other companies will not be more successful than the Company in securing and retaining the services of resellers of accounting software.

  The retail market for microcomputer accounting software is also highly competitive. The Company does not offer any products sold through retail distributors but believes entry-level retail products such as those offered by Intuit and other retail competitors does affect demand and increases competition on other entry-level business accounting products, such as the Company's BusinessWorks product line and to a lesser degree, MAS 90 and MAS 90 for Windows which is sold through professional distribution channels. The Company believes that the primary competitive factors in gaining the attention of end-users is product knowledge of the reseller, brand recognition, pricing, features and support of the product.

  In addition, the Company faces competition for end-users from outside the microcomputer accounting software market. End-users may select minicomputer or mainframe-based solutions as alternatives to microcomputer systems. Further, the Company competes against other methods of delivery of business accounting services, including internally developed computerized accounting systems, client write-up services offered by public accounting firms, payroll and other services offered by service bureaus, and traditional manual accounting systems.

  Certain of the Company's competitors, both inside and outside of the microcomputer accounting software market, may have greater financial, marketing and technological resources than the Company. There can be no assurance that other companies have not developed or marketed or will not develop or market software products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company, or that have achieved or will achieve greater market acceptance than those of the Company. In addition, there can be no assurance that alternate methods of delivering business accounting services will not provide increased competition in the future.

  The competitive marketplace for higher end solutions such as Acuity Financials is often characterized by vendors offering their products through direct sales personnel. The Company is developing a high-end Reseller distribution channel to represent and sell the product which will need to compete with direct sales personnel from other software vendors that may have significantly more resources to reach and penetrate potential new customers. There can be no assurances that the reseller channel the Company is developing will be successful and be competitive with other vendors in the mid-range client/server marketplace.

PROPRIETARY RIGHTS

  The Company's MAS 90 software products are written in a development language known as Business Basic and utilizes a compiler and tool development language called ProvideX which allows the products to run either in a Windows, NT or DOS environment. The Company's other products are written in standard programming languages that are available from a number of sources. The Company licenses ProvideX and related tools pursuant to an agreement effective February 22, 1996, with an initial term of three years.

  The Company regards certain features of its internal operations, software and documentation as proprietary and relies on a combination of contract, copyright, and trade secret laws and other measures to protect its proprietary information. Existing United States copyright laws afford only limited protection, and under the existing patent laws of the United States and most foreign countries, software products such as those marketed by the Company generally cannot be patented. The Company's software products are shipped in shrink wrapped packages on which a notice is prominently displayed informing the end-user that by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon such opening of a sealed package are unclear.

  The unauthorized copying and distribution of microcomputer software products is a persistent and significant concern to the Company, and it attempts to monitor such activity to find more effective technological and other means of detection and deterrence. Despite the steps taken by the Company to protect its software products, users may still make unauthorized copies of the Company's products for their own use and for sale to others.

EMPLOYEES

  As of December 31, 1996 the Company had a total of 366 employees. None of the Company's employees is subject to a collective bargaining agreement and the Company has not experienced any work stoppage. The Company believes that its employee relations are good.

  The Company believes its future success depends upon its ability to attract and retain skilled employees, who are in great demand. The Company has in the past experienced difficulty in recruiting sufficient numbers of trained personnel to accommodate the Company's needs. There is no assurance that the Company will be able to attract and retain a sufficient number of qualified individuals to meet the needs of the Company's business.

ITEM 2. PROPERTIES

  The Company's executive offices and product development and distribution center are housed in two adjacent buildings in Irvine, California, containing approximately 71,000 square feet and approximately 21,000 square feet, respectively. The Company occupies the larger facility under a lease that expires in June 2000, and occupies the smaller facility under a lease that initially expires in August 1998, but that may be renewed at the option of the Company to expire in June 2000, the same date as its main facility. In addition, the Company occupies a facility in Roseville, California, near Sacramento, containing approximately 23,000 square feet, which houses product development for the BusinessWorks and BusinessWorks for Windows products, as well as certain customer support and sales functions. The Company occupies this facility under a lease that expires in 2002. The Company also occupies a facility in Mississauga, Ontario, Canada, near Toronto, containing approximately 1,400 square feet, which houses the development team for the Company's MAS 90 for Windows product. The Company currently occupies this facility pursuant to a lease that expires in 2000 and has an early termination option effective in 1998. The Company has leased a facility in Troy, Michigan, containing approximately 7,400 rentable square feet. This lease expires in March 2001, but allows the Company to extend the term of the lease for another five years. The Company uses the Troy facility as the Company's midwestern region client/server development and support facility.

ITEM 3. LEGAL PROCEEDINGS

  The Company is engaged in litigation with Charles Milden, who was the Company's president from 1981 to 1985. This litigation commenced in December 1990 when the Company filed a complaint against Mr. Milden in the California Superior Court for Orange County, seeking damages and an injunction against disclosures of the Company's proprietary information by Mr. Milden.

  Following the filing of the Company's complaint against Mr. Milden, Mr. Milden and his wife filed a complaint against the Company and other defendants, including the Company's directors, T.A. Associates, Robertson, Stephens & Company, and Frank A. Barcott Security & Investigation. This action was also filed in the Orange County, California Superior Court, and was consolidated with the Company's action against Mr. Milden. The Mildens' complaint alleged, among other things, that the Company acted improperly in connection with the repurchase of his 90,271 shares of common stock in March 1990, pursuant to a right of first refusal, and that the Company interfered with his business relationships. Mr. Milden sought rescission of the Company's purchase of his stock and substantial monetary damages.

  In October 1991, Mr. Milden and his wife filed a petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court located in Orange County, California. In October 1992, the Mildens' Chapter 11 proceeding was converted to a Chapter 7, and a trustee was appointed to liquidate their estate. The trustee and the Company agreed to settle the Mildens' claims against the Company for an amount that will be fully paid by the Company's insurance carrier and that is substantially less than the litigation costs that the Company would have incurred to take this matter to trial. Both the bankruptcy court and the state court have approved this settlement agreement, and on March 14, 1994, the state court dismissed both of the pending state court actions with prejudice. The Mildens have appealed from this dismissal. Briefing has been completed and the parties are awaiting the court's determination of a date for oral argument. The Mildens have also appealed the Bankruptcy Court's order approving the settlement, as well as a number of related Bankruptcy Court orders, to the United States District Court for the Central District of California, where all of the Bankruptcy Court's orders were upheld. The Mildens then appealed the District Court's ruling to the United States Court of Appeals for the Ninth Circuit. Briefing of this appeal has also been completed, and the appeals court heard oral argument in January 1997. The appeals court has not rendered its decision. Management believes, based in part on discussions with its counsel, that the Mildens' appeals of the state court dismissal and bankruptcy court orders are without merit, and the Company intends to vigorously contest the appeals.

  The Company is also engaged in litigation with Rapidforms, Inc. In April of 1995, Rapidforms filed a complaint against the Company and the Company's subsidiary, Manzanita, in the United States District Court for the District of New Jersey. The complaint alleges that Manzanita breached two written agreements under which Rapidforms was to supply standard and customized printed business forms to users of Manzanita's accounting software. The original complaint further alleges that the Company tortiously interfered with Manzanita's contractual relations with Rapidforms by causing Manzanita to breach the written agreements. The original complaint contains causes of action for breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contractual relations, and tortious interference with prospective economic advantage. Rapidforms seeks compensatory and punitive damages, as well as attorneys' fees, interest, and court costs.

  On or about July 6, 1995, the Company and Manzanita, through their attorneys in New Jersey, filed answers and counterclaims, in which the companies deny liability and assert that Rapidforms breached its obligations under the two written agreements by, among other things, failing to pay commissions due and owing to Manzanita. The counterclaim seeks damages as well as an accounting of previously paid and past due commissions owing to Manzanita. The Company intends to continue to defend the plaintiff's claims, and to prosecute the Company's claims, vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on The Nasdaq Stock Market under the symbol SOTA. The approximate number of shareholders of record of common stock at March 17, 1997 was 147, some of which are street name holders and depository trusts representing beneficial shareholders. The Company has more than 400 beneficial holders of common stock.

  The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

  On March 17, 1997, the closing sales price of the Company's Common Stock was $11.875 per share. The following table sets forth the price range of the high and low closing sale prices per share of Common Stock as reported by the Nasdaq Stock Market for each quarter of 1995 and 1996.

                                                                   LOW $  HIGH $
                                                                   ------ ------
      1995:
      First Quarter...............................................  7.875  12.00
      Second Quarter..............................................   9.00  11.75
      Third Quarter...............................................   7.50  12.00
      Fourth Quarter..............................................  9.375  11.25

      1996:
      First Quarter............................................... 9.1875 13.625
      Second Quarter..............................................  12.00  19.50
      Third Quarter...............................................  11.75  18.75
      Fourth Quarter..............................................  11.25 13.875

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                   FIVE YEAR SUMMARY
                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------- ------- ------- ------- -------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA(1):
  Net revenues......................... $52,046 $46,118 $37,340 $33,074 $24,950
  Cost of revenues.....................  10,377  10,268   7,904   6,758   4,319
                                        ------- ------- ------- ------- -------
  Gross profit.........................  41,669  35,850  29,436  26,316  20,631
  Operating expenses:
    Sales and marketing................  22,246  16,547  13,822  12,431   8,297
    Research and development...........  11,610   7,682   6,732   3,035   1,408
    General and administrative.........   4,896   4,259   4,549   4,123   2,989
    Merger and acquisition costs(1)....      --      --     900      --      --
    Write-off of capitalized software
     development costs(2)..............      --      --      --   4,094      --
                                        ------- ------- ------- ------- -------
  Total operating expenses.............  38,752  28,488  26,003  23,683  12,694
  Operating income.....................   2,917   7,362   3,433   2,633   7,937
  Interest income......................   1,381   1,234   1,035     930     827
                                        ------- ------- ------- ------- -------
  Income before income taxes and
   extraordinary item and change in
   accounting principle................   4,298   8,596   4,468   3,563   8,764
  Provision for income taxes...........   1,406   2,933   1,584     968   3,472
                                        ------- ------- ------- ------- -------
  Income before extraordinary item and
   change in accounting principle......   2,892   5,663   2,884   2,595   5,292
  Extraordinary item--tax benefit of
   net operating loss carryforward.....      --      --      --      --     147
  Cumulative effect of change in
   accounting principle................      --      --      --     324      --
                                        ------- ------- ------- ------- -------
  Net income........................... $ 2,892 $ 5,663 $ 2,884 $ 2,919 $ 5,439
                                        ======= ======= ======= ======= =======
  Net income per share................. $  0.25 $  0.51 $  0.27 $  0.27 $  0.48
                                        ======= ======= ======= ======= =======
  Weighted average common shares and
   equivalents(3)......................  11,674  11,212  10,838  10,893  11,223
                                        ======= ======= ======= ======= =======
BALANCE SHEET DATA(1):
  Working capital...................... $40,292 $35,869 $29,336 $26,943 $25,242
  Total assets.........................  52,331  47,632  40,097  36,333  32,839
  Long-term obligations, net of current
   portions............................     244     202     219     322   1,209
  Shareholders' equity.................  47,012  42,250  34,414  31,738  28,630

--------
(1) In the fourth quarter 1994, the Company merged with Manzanita Software Systems, Inc. which was accounted for as a pooling of interests. See Notes 1 and 2 of Notes to Consolidated Financial Statements.
(2) In the fourth quarter 1993, the Company took a write-off of certain capitalized software development costs that were determined to no longer have a net realizable value to the Company. See Note 1 of Notes to Consolidated Financial Statements.
(3) See Notes 1 and 9 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in per share computations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was formed in 1981 to develop, produce and market microcomputer accounting software. The Company shipped its first product in 1982 and in 1983 introduced its first product for IBM and compatible microcomputers. From 1982 through 1985 the Company sold its products predominantly through the retail distribution channel. In 1986 the Company introduced a new product line, MAS 90, which had substantially improved technical features and accounting functions. At the same time, the Company changed its distribution channel from retail computer stores to VARs and public accounting firms. Since 1986 the Company has increased revenues over each subsequent year. On December 30, 1994, State of the Art merged under a pooling of interests business combination with Manzanita and the financial results presented reflect the combined operations of both companies. In the most recent year ended December 31, 1996, the Company's consolidated net revenues increased $5,928,000 or 13% to $52,046,000 as compared to consolidated net revenues of $46,118,000 in 1995. The Company has been profitable for the past ten years. For the period ended December 31, 1996, the Company's consolidated net income was $2,892,000, a decrease of $2,771,000 or 49% when compared to consolidated net income of $5,663,000 in 1995. For the past four years the Company has significantly increased its research and development expense to bring new graphics and client/server accounting products to market. In 1996 the Company began shipping two new product lines, MAS 90 for Windows and Acuity Financials, designed for the Windows and Windows NT operating system environments. The Company believes that these new product lines will produce continued revenue growth for the Company.

FORWARD LOOKING INFORMATION:

  This Annual Report on Form 10-K contains forward looking statements, including, without limitation, statements concerning the Company's product development and product release plans, future research and development, sales and marketing expenditures and future revenue growth. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These risks and uncertainties include technological risks involved in the development and testing of new products, the impact of competitive products and pricing, and the uncertainties of which operating systems and hardware platforms will dominate, and which emerging technologies could impact the demand for the Company's products.

RESULTS OF OPERATIONS:

  The following table sets forth certain financial data as a percentage of net revenues for each of the years in the three year period ended December 31, 1996.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
      Net revenues............................................ 100%  100%  100%
      Cost of revenues .......................................  20    22    21
                                                               ---   ---   ---
      Gross profit ...........................................  80    78    79
      Operating expenses:
        Sales and marketing ..................................  43    36    37
        Research and development .............................  22    17    18
        General and administrative ...........................   9     9    12
        Merger and acquisition costs..........................  --    --     3
                                                               ---   ---   ---
      Total operating expenses ...............................  74    62    70
      Operating income........................................   6    16     9
      Interest income.........................................   3     3     3
                                                               ---   ---   ---
      Income before income taxes..............................   9    19    12
      Provision for income taxes..............................   3     7     4
                                                               ---   ---   ---
      Net income .............................................   6%   12%    8%
                                                               ===   ===   ===

  Net Revenues. Consolidated net revenues in 1996 increased $5,928,000 or 13%, to $52,046,000, as compared to 1995 consolidated net revenues of $46,118,000, and in 1995 consolidated net revenues increased $8,778,000 or 24%, when compared to consolidated net revenues of $37,340,000 in 1994. The increase in 1996 consolidated net revenues was primarily the result of increased software license revenues from the MAS 90 for Windows and Acuity Financials product lines combined with increases in support and business forms revenues. License revenues from the Company's BusinessWorks, Flexware and MacP&L product lines decreased $1,407,000 or 18% in 1996 as compared to 1995. The Company sold its Apple product lines, Flexware and MacP&L, in the second quarter of 1996 and no longer offers accounting products for the Apple operating systems. In 1995 the BusinessWorks product line increased $1,380,000 or 24% as compared to 1994. Apple products decreased in 1995 by $420,000 or 30% when compared to 1994. In 1996 the Company introduced MAS 90 for Windows and Acuity Financials, two new graphic product lines, which produced $14,264,000 or 27% of the Company's revenue for the year. The increase was partially offset by a decrease of $7,857,000 or 27% in the Company's flagship MAS 90 character product line, which runs under the DOS operating system, when compared to 1995. The Company believes that the new generation graphic product lines of MAS 90 for Windows and Acuity Financials will grow at a rapid rate that will outpace the anticipated decline from the older MAS 90 for DOS product line. Acuity Financials, a natively designed NT SQL client/server product line, was released in October 1996 and contributed $992,000 or 2% of the Company's revenue in 1996. Software license revenues accounted for approximately 82% of the Company's total revenues in 1996 as compared to 80% in 1995 and 79% in 1994. The increase in consolidated net revenues in 1995 was primarily the result of increased license, support and business forms revenues. License revenues from MAS 90 and BusinessWorks in 1995 increased $7,287,000 or 25% over 1994 to $36,534,000 and accounted for 79% of the Company's total revenues as compared to 78% of the Company's revenues in 1994. Service revenues increased $752,000 or 20% as compared to 1994 and business forms revenues increased $1,160,000 or 41% to $4,019,000 and accounted for 9% of the Company's total revenues in 1995 as compared to 8% of the Company's revenues in 1994.

  Service revenues in 1996 increased $512,000 or 11% to $5,118,000 when compared to 1995. Business forms revenues of $4,434,000 in 1996 increased $415,000 or 10% over 1995 and accounted for approximately 9% of the Company's total 1996 revenues as compared to 9% of the total Company's revenues in 1995. The increase in business forms and support revenues was the result of increased unit volume. The increase in license fee revenues in 1996 was positively impacted as a result of increased pricing for the MAS 90 and MAS 90 for Windows products that were introduced in June 1996. Acuity Financials, a new product line which addresses a significantly higher priced market segment than the Company's traditional MAS 90 and BusinessWorks product lines produced $992,000 in revenue for 1996 and was the result of increased unit volume. The Company no longer offers entry-level products sold through retail distribution channels.

  The Company's revenue and operating results are subject to significant fluctuations as a result of new product introductions, product upgrade revenues, commencement of sales and marketing promotions, seasonality of customer buying trends and general economic conditions. The Company operates with no significant backlog, thereby making quarterly revenue and associated operating results difficult to forecast. In the last twenty-four quarters, the Company's revenue pattern indicates that revenue and normal operating income, before non-recurring charges and accruals, have been materially higher in the fourth quarter than in the other three quarters of the year. This historically higher revenue volume and associated operating income in the fourth quarter has been largely due to two factors: higher end-user demand for the Company's software products as customers prepare to automate their businesses at the beginning of each new year, and the release of the Company's annual payroll tax update program. Management believes this pattern will continue in 1997.

  Cost of Revenues. Cost of revenues consists primarily of documentation, packaging, diskettes, royalties, software development amortization and associated manufacturing, labor and overhead costs. In 1996 cost of revenues were 20% of net revenues as compared to 22% of net revenues in 1995, a decrease of two percentage points. The decrease was primarily the result of lower material and production costs than in 1995. The decrease in material and production costs, expressed as a percentage of net revenues, in 1996 was principally due to less expensive package design on a per unit basis and higher pricing on the MAS 90 and Acuity product lines than in 1995. In 1995 cost of revenues increased one percentage point to 22% as compared to 21% in 1994 and was the result of higher royalty and material costs than in 1994. While the Company continues to pursue cost reduction opportunities whenever practicable, there can be no assurance that it will be able to maintain its current level of cost of revenues as a percentage of net revenues.

  Sales and Marketing. Sales and marketing expenses primarily include compensation for the Company's sales, marketing, customer service and product support staffs, advertising costs and other related expenses. Sales and marketing expenses in 1996 were 43% of net revenues, an increase of seven percentage points from 36% of net revenues in 1995. This represented a dollar increase of $5,699,000 and a percentage increase of 34% over 1995 expenses and was primarily the result of increased costs for salaries and benefits, contract labor, advertising and lead generation activities, promotional events and direct overhead costs. In 1996, sales and marketing personnel costs increased approximately 15% or $1,178,000 over similar levels in 1995 and was the result of increased salaries and benefit costs, rather than headcount increases. Advertising and lead generation expense in 1996 increased 83% or $2,195,000 over 1995 and was primarily related to the launch of new products into the marketplace and a new emphasis on identifying potential end-users. The cost of promotional events held by the Company increased $327,000 and general corporate overhead expenses increased $940,000 over similar costs in 1995. Contract labor and travel and entertainment costs primarily accounted for the remaining increase in sales and marketing costs in 1996. In 1995 sales and marketing expenses, at 36% of net revenues, decreased one percentage point from 37% of net revenues in 1994. This represented a dollar increase of $2,725,000, and a percentage increase of 20% over 1994 expenses, and was primarily the result of increased costs for salaries and benefits, contract labor, promotional events and direct overhead costs. In 1995 salaries and benefits increased 15% or $1,051,000 over 1994 and was primarily the result of increased headcount which grew by 22% over the prior year. Promotional event costs increased $604,000 over similar costs in 1994, while additional expenses incurred in contract labor and direct overhead costs primarily accounted for the remaining increase.

  The Company believes that substantial investments in sales and marketing, including customer service and product support, are important to its revenue growth. Accordingly, the Company expects these expenses to continue to be significant. In 1997, the Company plans to increase expenses for advertising and lead generation activities and customer support expense to provide increased levels of customer satisfaction.

  Research and Development. Research and development expenses in 1996, net of capitalized software development costs, increased 51% or $3,928,000 to 22% of net revenues, as compared to $7,682,000 or 17% of net revenues in 1995 and $6,732,000 or 18% of net revenues in 1994. The increase in research and development expenses of $3,928,000 in 1996 can primarily be attributed to personnel costs which increased 44% or $2,386,000, consultant expenses which increased $827,000 and general overhead costs which increased $696,000 when compared to 1995. The increase in research and development expenses is primarily associated with new product development of the MAS 90 for Windows and Acuity Financials product lines which were released and began shipping in 1996. In 1995 research and development expenses increased as the result of increases in personnel, consultant and general overhead costs. Personnel and consultant expense in 1995 increased 13% or $767,000 as compared to 1994 and increases in general overhead costs including travel expenses accounted for the remaining increase. Increases in research and development costs in 1995 were primarily focused on new product development and product enhancements.

  The Company expects to increase research and development costs in future periods as a result of product development efforts for existing and future products related to new operating platforms and market segments. However, as a result of the successful introduction of MAS 90 for Windows and Acuity Financials a major milestone in the technology development effort has been achieved and expense in this area is expected to decrease. Development efforts in bringing additional products to market under the same technology base will be the concentration in 1997, which will result in additional development expense. The Company does, however, expect the percentage of research and development costs when expressed as a percentage of revenues to decrease in 1997.

  General and Administrative. General and administrative costs in 1996 totaled $4,896,000, an increase of $637,000 or 15% over 1995 general and administrative costs. When expressed as a percentage of net revenues, general and administrative expenses in 1996 remained at 9% of net revenues. The increase in general and administrative expense can primarily be attributed to increased personnel and contract labor costs which increased $636,000 or 26% over similar costs in 1995. General and administrative costs decreased from 12% of revenues in 1994 to 9% of revenues in 1995. The decrease of 6% or $290,000 in 1995 general and administrative costs when compared to 1994 can primarily be attributed to decreased overhead costs as a result of a favorable lease renewal on the Company's headquarters.

  Merger and Acquisition Costs. The Company incurred $900,000 of merger and acquisition costs in 1994 related to the merger of State of the Art, Inc. and Manzanita Software Systems. These costs consisted primarily of investment banking fees, legal, accounting and certain personnel costs related to severance payments.

  Interest Income. Interest income in 1996 increased $147,000 or 12% over 1995. In 1995 interest income increased $199,000 or 19% over 1994. In all three years interest income represented 3% of Company revenues. The increase in interest income in both 1996 and 1995 was primarily the result of higher cash balances and short term investments which were generated from profitable operations. In addition, interest earned on the Company's cash balances was positively impacted by generally higher interest rates in 1995 than in 1994.

  Income Taxes. The Company's effective tax rate in 1996 was 33% as compared to 34% in 1995 and 36% in 1994. The decrease in the effective tax rate in 1996 and 1995 was primarily the result of additional tax credits available to the Company primarily associated with increased expenditures in qualified research and development expenses. In 1996 the Company had more qualified research and development expenses expressed as a percentage of net revenues than were incurred in 1995, and in 1995 the Company had more qualified research and development expenses than in 1994. See Note 4 to Consolidated Financial Statements for further analysis and explanation on the Company's income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations for the past eleven years through positive cash flow from operations. On December 31, 1996 the Company's working capital totaled $40,292,000, an increase of $4,423,000 or 12% over working capital as of December 31, 1995. The Company also has an unsecured line of credit in the amount of $10,000,000 with Wells Fargo Bank that expires in April 1998. Currently there is no outstanding balance on the line of credit. The Company believes that funds generated from operations, existing cash balances, short term investments and its bank line of credit will be sufficient to finance the Company's operations for at least the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company follow hereafter, beginning on page
23. See Financial Statement Index at Item 14(a)(1).

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
State of the Art, Inc.:

  We have audited the consolidated financial statements of State of the Art, Inc. and subsidiaries, as listed in the accompanying index at Item 14(a)(i). In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State of the Art, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Orange County, California
January 21, 1997

                    STATE OF THE ART, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                 1996    1995
                                                                ------- -------
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents.................................... $22,029 $16,681
  Short-term investments.......................................  15,064  17,102
  Accounts receivable, less allowance for doubtful accounts of
   $116 in 1996 and $115 in 1995...............................   5,407   5,175
  Inventories (note 3).........................................   1,494   1,086
  Prepaid expenses.............................................   1,180     768
  Income tax receivable (note 4)...............................     109      --
  Deferred income taxes (note 4)...............................      84     237
                                                                ------- -------
    Total current assets.......................................  45,367  41,049
                                                                ------- -------
Property and equipment, net (note 5)...........................   5,334   4,357
Capitalized software development costs, less accumulated
 amortization of $5,329 in 1996 and $4,529 in 1995.............   1,441   1,398
Deferred income taxes (note 4).................................      49      25
Other assets...................................................     140     803
                                                                ------- -------
                                                                $52,331 $47,632
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................. $ 2,481 $ 1,965
  Accrued expenses.............................................   1,544   1,270
  Deferred revenue.............................................   1,046   1,165
  Income taxes payable (note 4)................................      --     769
  Notes payable and current portion of long-term debt..........       4      11
                                                                ------- -------
    Total current liabilities..................................   5,075   5,180
                                                                ------- -------
Accrued rent...................................................     244     195
Other noncurrent liabilities...................................      --       7
                                                                ------- -------
    Total liabilities..........................................   5,319   5,382
                                                                ------- -------
Shareholders' equity (notes 2 and 8):
  Preferred stock, 1,000,000 shares authorized, none issued and
   outstanding.................................................      --      --
  Common stock, no par value, 25,000,000 shares authorized;
   11,157,477 and 10,923,436 shares issued and outstanding in
   1996 and 1995, respectively.................................  18,330  16,460
  Retained earnings............................................  28,682  25,790
                                                                ------- -------
    Total shareholders' equity.................................  47,012  42,250
                                                                ------- -------
                                                                $52,331 $47,632
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1996    1995    1994
                                                        ------- ------- -------
Net revenues........................................... $52,046 $46,118 $37,340
Cost of revenues.......................................  10,377  10,268   7,904
                                                        ------- ------- -------
Gross profit...........................................  41,669  35,850  29,436
Operating expenses:
  Sales and marketing..................................  22,246  16,547  13,822
  Research and development.............................  11,610   7,682   6,732
  General and administrative...........................   4,896   4,259   4,549
  Merger and acquisition costs.........................      --      --     900
                                                        ------- ------- -------
Total operating expenses...............................  38,752  28,488  26,003
                                                        ------- ------- -------
Operating income.......................................   2,917   7,362   3,433
Interest income........................................   1,381   1,234   1,035
                                                        ------- ------- -------
Income before income taxes.............................   4,298   8,596   4,468
Provision for income taxes (note 4)....................   1,406   2,933   1,584
                                                        ------- ------- -------
Net income............................................. $ 2,892 $ 5,663 $ 2,884
                                                        ======= ======= =======
Net income per share (note 9).......................... $   .25 $   .51 $   .27
                                                        ======= ======= =======
Weighted average common shares and equivalents
 (note 9)..............................................  11,674  11,212  10,838
                                                        ======= ======= =======


          See accompanying notes to consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK
                                          -------------------  RETAINED
                                            SHARES    AMOUNT   EARNINGS  TOTAL
                                          ----------  -------  -------- -------
Balance at December 31, 1993............  10,348,303  $14,495  $17,243  $31,738
Common stock issuance under stock option
 plan, including tax benefit of $60
 (note 8)...............................      46,091      175       --      175
Common stock issuance pursuant to
 warrants (note 8)......................       5,344        3       --        3
Common stock issuance under employee
 stock purchase plan (note 8)...........      84,866      127       --      127
Repurchase and retirement of common
 stock (note 8).........................    (100,000)    (513)      --     (513)
Net income..............................          --       --    2,884    2,884
                                          ----------  -------  -------  -------
Balance at December 31, 1994............  10,384,604   14,287   20,127   34,414
Common stock issuance under stock option
 plan, including tax benefit of $448
 (note 8)...............................     507,484    1,923       --    1,923
Common stock issuance (note 8)..........      31,348      250       --      250
Net income..............................          --       --    5,663    5,663
                                          ----------  -------  -------  -------
Balance at December 31, 1995............  10,923,436   16,460   25,790   42,250
Common stock issuance under stock option
 plan, including tax benefit of $544
 (note 8)...............................     234,041    1,870       --    1,870
Net income..............................          --       --    2,892    2,892
                                          ----------  -------  -------  -------
Balance at December 31, 1996............  11,157,477  $18,330  $28,682  $47,012
                                          ==========  =======  =======  =======


          See accompanying notes to consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                      1996     1995     1994
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 2,892  $ 5,663  $ 2,884
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Common stock issued as compensation.............      --      250       --
    Depreciation and amortization...................   2,807    2,367    1,913
    Loss on disposal of fixed assets................      --        2        6
    Provision for deferred income taxes.............     129       15      355
    Changes in assets and liabilities:
      Accounts receivable...........................    (232)  (2,030)     (72)
      Inventories...................................    (408)     (32)     (74)
      Prepaid expenses..............................    (412)    (254)    (279)
      Other assets..................................     663     (572)      15
      Accounts payable..............................     516      307     (361)
      Accrued expenses..............................     274     (792)   1,191
      Deferred revenue..............................    (119)    (256)     185
      Income taxes payable..........................    (334)     905      372
      Notes payable.................................      (7)      --       --
      Accrued rent..................................      49       (7)     (40)
      Other noncurrent liabilities..................      (7)     (10)     (13)
                                                     -------  -------  -------
        Net cash provided by operating activities...   5,811    5,556    6,082
                                                     -------  -------  -------
Cash flows from investing activities:
  Sales (purchases) of short-term investments.......   2,038     (696)    (368)
  Proceeds from sale of property and equipment......      19        1        6
  Capital expenditures--property and equipment......  (3,003)  (2,458)  (1,714)
  Capital expenditures--software development costs..    (843)    (703)    (622)
                                                     -------  -------  -------
        Net cash used in investing activities.......  (1,789)  (3,856)  (2,698)
                                                     -------  -------  -------
Cash flows from financing activities:
  Repurchase of common stock........................      --       --     (513)
  Issuance of common stock under employee stock
   purchase plan....................................      --       --      127
  Proceeds from sale of common stock under stock
   option plan......................................   1,326    1,475      118
  Repayments of notes payable and long-term debt....      --       --     (176)
                                                     -------  -------  -------
        Net cash provided by (used in) financing
         activities.................................   1,326    1,475     (444)
                                                     -------  -------  -------
Net increase in cash and cash equivalents...........   5,348    3,175    2,940
Cash and cash equivalents at beginning of year......  16,681   13,506   10,566
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $22,029  $16,681  $13,506
                                                     =======  =======  =======
Supplemental disclosures of cash flow information:
  Interest paid..................................... $    15  $     6  $    18
                                                     =======  =======  =======
  Income taxes paid................................. $ 1,611  $ 1,951  $   731
                                                     =======  =======  =======

          See accompanying notes to consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of State of the Art, Inc., a California corporation, and its wholly owned subsidiaries (State of the Art). All significant intercompany transactions have been eliminated in consolidation.

 Basis of Presentation

  On December 30, 1994, State of the Art merged with Manzanita Software Systems, Inc. (Manzanita) (collectively, the Company), which was accounted for as a pooling of interests (note 2). Accordingly, all financial information has been restated to reflect the combined operations of State of the Art and Manzanita for all periods prior to the merger.

 Principal Activities

  State of the Art was incorporated in California on April 7, 1981. The Company develops, produces, markets and supports microcomputer accounting software and related products and services. The Company's customers are primarily located throughout the United States. No single customer accounted for more than 5% of the Company's sales in 1996, 1995 or 1994, and no account receivable from any customer exceeded 5% of the Company's shareholders' equity at December 31, 1996 or 1995.

 Cash and Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less and with an insignificant interest rate risk to be cash equivalents.

 United States Government Securities

  Short-term investments at December 31, 1996 and 1995 include $15,064 and $17,102 of various United States government securities with original maturities of approximately six months to five years.

  United States government securities are carried at cost adjusted for the accretion of discounts, which are recognized as adjustments to interest income over their term using a method which approximates the level yield method. Management has the intention and ability to hold the securities until maturity. Adjusted cost approximates market value.

 Inventories

  Inventories are stated at the lower of cost or market (net realizable value) under the first-in, first-out method of accounting for inventories.

 Capitalized Software Development Costs

  Software development costs incurred after the establishment of technological feasibility are capitalized and later amortized to cost of revenues on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or

                    STATE OF THE ART, INC. AND SUBSIDIARIES
the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. During 1996, 1995 and 1994, the Company capitalized $843, $274 and $261 (excluding $0, $429 and $361 of purchased software), respectively, and amortized $800, $866 and $860, respectively, of software development costs.

 Fair Value of Financial Instruments

  In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1996, the fair value of all financial instruments approximated carrying value.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over estimated useful lives which range from three to ten years. Amortization of leasehold improvements is charged to expense on a straight-line basis over the shorter of the estimated useful lives of the assets or the term of the underlying lease.

 Stock Options

  Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options granted in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 8).

                    STATE OF THE ART, INC. AND SUBSIDIARIES

 Use of Estimates

  Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 Revenue Recognition

  The Company recognizes revenue from licenses of accounting software upon delivery. Revenue from maintenance agreements is recognized on a straight-line basis over the maintenance period. Revenue from education services is recognized as services are rendered.

  The American Institute of Certified Public Accountants issued a Statement of Position (SOP) entitled "Software Revenue Recognition" on December 12, 1991. Company management believes that the aforementioned revenue recognition policies of the Company have been and are in compliance with the requirements of the SOP.

 Income Taxes

  The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred tax assets is based on historical positions and expectations about future taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Net Income Per Share

  Net income per share was computed based on the weighted average number of common shares and equivalents outstanding during the years presented (note 9). Primary and fully diluted net income per share are approximately the same. The Company has granted certain options (note 8) which have been treated as common share equivalents in calculating net income per share.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATION

  On December 30, 1994, State of the Art merged with Manzanita, a California corporation based in Roseville, California, which develops, manufactures, markets and services microcomputer software used in medium- to small-sized business environments. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Manzanita for all periods prior to the merger. Manzanita became a wholly owned subsidiary of State of the Art and each issued and outstanding share of Manzanita's common stock was converted into the right to receive .53442 of a share of State of the Art's common stock (Common Stock). Also pursuant to the merger, each issued and outstanding share of Manzanita's Series B Convertible Preferred Stock was converted into the right to receive .53442 shares of Common Stock. In addition, State of the Art agreed to assume all outstanding options granted under the stock option plan maintained by Manzanita. Each outstanding option was converted into an option to purchase .53442 shares of Common Stock. As a result of the transaction, on December 30, 1994, State of the Art issued 1,653,091 shares of Common Stock, and reserved 346,844 shares of Common Stock for issuance upon exercise of Manzanita's options. Separate results of the combined entities for the year ended December 31, 1994 are as follows:

     Net revenues:
       State of the Art................................................. $30,173
       Manzanita........................................................   7,167
                                                                         -------
                                                                         $37,340
                                                                         =======
     Net income:
       State of the Art................................................. $ 2,635
       Manzanita........................................................     249
                                                                         -------
                                                                         $ 2,884
                                                                         =======

  In connection with the merger, approximately $900 of merger costs and expenses were incurred and charged to expense in 1994. These nonrecurring costs and expenses consisted primarily of investment banking fees, legal, accounting and certain personnel costs related to severance payments.

(3) INVENTORIES

  A summary of inventories follows:

                                                                    1996   1995
                                                                   ------ ------
     Raw materials................................................ $1,306 $  701
     Work-in-process..............................................     19     43
     Finished goods...............................................    169    342
                                                                   ------ ------
                                                                   $1,494 $1,086
                                                                   ====== ======

(4) INCOME TAXES

  The total provision for income taxes for the years ended December 31, 1996 and 1995 was allocated as follows:

                                                               1996    1995
                                                              ------  ------
     Provision for income taxes included in consolidated
      statement of
      income................................................. $1,406  $2,933
     Income tax benefit included in shareholders' equity for
      compensation expense for tax purposes in excess of
      amounts recognized for financial reporting purposes....   (544)   (448)
                                                              ------  ------
                                                              $  862  $2,485
                                                              ======  ======

                    STATE OF THE ART, INC. AND SUBSIDIARIES

  The provision for income taxes attributable to income before taxes consists of:

                                                             1996   1995   1994
                                                            ------ ------ ------
     Current:
       Federal............................................. $1,116 $2,377 $1,009
       State...............................................    204    541    221
                                                            ------ ------ ------
                                                             1,320  2,918  1,230
                                                            ------ ------ ------
     Deferred:
       Federal.............................................     66     12    293
       State...............................................     20      3     61
                                                            ------ ------ ------
                                                                86     15    354
                                                            ------ ------ ------
                                                            $1,406 $2,933 $1,584
                                                            ====== ====== ======

  The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                          1996    1995    1994
                                                         ------  ------  ------
     Computed "expected" tax expense.................... $1,461  $2,923  $1,519
     State taxes, net of Federal income tax benefit.....    148     362     174
     General tax credit.................................   (247)   (357)   (234)
     Nondeductible acquisition costs....................     --      --     115
     Other..............................................     44       5      10
                                                         ------  ------  ------
                                                         $1,406  $2,933  $1,584
                                                         ======  ======  ======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                      1996 1995
                                                                      ---- ----
     Deferred tax assets:
       State taxes................................................... $  7 $ 37
       Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986......  159  202
       Rent abatement................................................  106   84
       Non-compete agreement.........................................   --    3
       Tax credits...................................................   --   20
       Other.........................................................   85   79
                                                                      ---- ----
     Deferred tax assets.............................................  357  425
     Deferred tax liabilities:
       Depreciation..................................................   32  120
       Software capitalization.......................................  192   43
                                                                      ---- ----
     Net deferred tax assets......................................... $133 $262
                                                                      ==== ====

  There was no valuation allowance for deferred tax assets as of December 31, 1996 or 1995.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

  Based on the Company's current and historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1996. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

(5) PROPERTY AND EQUIPMENT

  A summary of property and equipment follows:

                                                                  1996    1995
                                                                 ------- ------
     Computer equipment......................................... $ 6,748 $5,194
     Furniture and fixtures.....................................   2,527  2,287
     Office equipment...........................................   1,008    854
     Office equipment under capital lease.......................      60     60
     Leasehold improvements.....................................   1,669    926
                                                                 ------- ------
                                                                  12,012  9,321
     Less accumulated depreciation and amortization.............   6,678  4,964
                                                                 ------- ------
                                                                 $ 5,334 $4,357
                                                                 ======= ======

(6) COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases its facilities and certain equipment under operating leases which expire at various dates through 2002. Future minimum noncancelable lease commitments are as follows:

       YEAR
      ENDING
     DECEMBER                                                         OPERATING
        31,                                                            LEASES
     --------                                                         ---------
      1997...........................................................  $1,362
      1998...........................................................   1,384
      1999...........................................................   1,321
      2000...........................................................     786
      2001...........................................................     324
     Thereafter......................................................     296
                                                                       ------
     Total minimum lease payments....................................  $5,473
                                                                       ======

  Rent expense was $1,616, $1,644 and $1,636 for the years ended 1996, 1995 and 1994, respectively.

 401(k) Profit Sharing Plan

  On January 1, 1990, State of the Art established a 401(k) Profit Sharing Plan (the 401(k) Plan) which provides for retirement and certain other benefits to their employees and their beneficiaries. State of the Art, at its option, may make matching contributions to the 401k Plan based on salary limitations. The 401k Plan is administered under a written Plan and Trust Agreement entered into between State of the Art and their designated Trustee. State of the Art's contributions for 1996, 1995 and 1994 were $247, $65 and $38, respectively.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

  On March 1, 1993, Manzanita established a 401(k) Plan, which provides for retirement and certain other benefits to their employees and their beneficiaries. Manzanita makes matching contributions to the 401(k) Plan based on salary limitations. The 401(k) Plan is administered under a written Plan and Trust Agreement entered into between Manzanita and their designated Trustee. Manzanita's contributions for 1995 and 1994 were $44 and $53, respectively. On January 1, 1996, the Manzanita and State of the Art plans were merged.

 Litigation

  The Company is subject to lawsuits which arise in the ordinary course of business. Management is of the opinion, based in part upon opinions of its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's financial position or results of operations.

(7) REVOLVING CREDIT LINE

  On February 22, 1995, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10,000. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or the LIBOR Rate plus 1.5%. The agreement requires the Company to maintain certain compensating balances and has certain restrictive covenants. The agreement expires in April, 1998.

(8) SHAREHOLDERS' EQUITY

  On April 20, 1990, the Board of Directors adopted the 1990 Stock Option Plan (the 1990 Plan), which allows for the issuance of both incentive and nonqualified stock options. A total of 837,107 shares have been reserved for issuance to selected employees and such other persons as deemed appropriate by the Company under the 1990 Plan. The 1990 Plan is administered by the Board of Directors of the Company or by a committee delegated by the Board of Directors. Under the 1990 Plan, the exercise price of incentive stock options granted will not be less than the fair market value of the Company's common stock at the date of the grant. Options under the 1990 Plan are subject to varying vesting periods as determined by the Board of Directors or its appointed committee. The outstanding options are subject to vesting over periods up to 5 years.

  In order to ensure the availability of sufficient numbers of options to attract and retain key employees in the future, on February 17, 1994, the Company's Board of Directors adopted the 1994 Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan (the 1994 Plan), which allows for the issuance of incentive and nonqualified stock options and restricted stock purchase agreements to employees of the Company. On April 25, 1996, an additional 1,000,000 shares of the Company's common stock was approved to be reserved for the 1994 Plan. A total of 2,000,000 shares are reserved for the 1994 Plan. In addition to the 1994 Plan, on March 1, 1994, the Company's Board of Directors adopted a Stock Option Plan for Non-Employee Directors (the Director's Plan). A total of 200,000 shares are reserved for both initial and ongoing grants to nonemployee Directors of the Company. The 1994 Plan and Director's Plan is administered by the Board of Directors of the Company or by a committee designated by the Board of Directors. Under both the 1994 Plan and Director's Plan, the exercise price of stock options granted will not be less than the fair market value of the Company's common stock at the date of the grant. Options under the 1994 Plan are subject to varying vesting periods as determined by the Board of Directors or its appointed committee. Under the Directors' Plan, both the size of option grants and the vesting periods are specified in the plan.

  The per share weighted-average fair value of stock options granted during 1996 and 1995 was $5.66 and $4.14 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: Expected dividend yield of 0%, risk-free interest rate of 6.29%, volatility of its stock over the expected life of the options of .56, and an expected life of
3.68 years.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs for the Company's three stock-based compensation plans been determined under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                    1996   1995
                                                                   ------ ------
     Net income:
       As reported................................................ $2,892 $5,663
       Pro forma..................................................  1,941  5,447
                                                                   ====== ======
     Net income per share:
       As reported................................................ $ 0.25 $ 0.51
       Pro forma..................................................   0.17   0.49
                                                                   ====== ======

  Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

  A summary of option activity and options outstanding under the plans follows:

                                                         NUMBER OF   PRICE PER
                                                          SHARES       SHARE
                                                         ---------  -----------
     Options outstanding at December 31, 1993...........   478,341  $ .38-12.25
       Granted.......................................... 1,248,774    1.50-8.44
       Exercised........................................   (46,091)    .38-3.00
       Canceled.........................................   (14,930)    .56-7.38
                                                         ---------  -----------
     Options outstanding at December 31, 1994........... 1,666,094  $ .38-12.25
       Granted..........................................   342,415   6.38-10.63
       Exercised........................................  (507,484)    .38-8.50
       Canceled.........................................  (202,903)   .38-12.25
                                                         ---------  -----------
     Options outstanding at December 31, 1995........... 1,298,122  $ .38-10.63
       Granted..........................................   558,350   5.88-14.75
       Exercised........................................  (234,041)   .38-10.63
       Canceled.........................................   (69,636)   .56-12.00
                                                         ---------  -----------
     Options outstanding at December 31, 1996........... 1,552,795  $ .38-14.75
                                                         =========  ===========

  The majority of options granted in 1996, 1995 and 1994 were to attract and retain key employees. The above share and price per share amounts include the options assumed in the Manzanita pooling of interests (see note 2).

  The income tax effect of the nonqualified options exercised in 1996, 1995 and 1994 was $544, $448 and $60, respectively, which has been credited directly to common stock in the accompanying Consolidated Balance Sheets and treated as a noncash transaction for purposes of the accompanying Consolidated Statements of Cash Flows.

  At December 31, 1996, options to purchase 738,362 shares of common stock were exercisable at $.38 to $12.00 per share.

                    STATE OF THE ART, INC. AND SUBSIDIARIES

  Under a stock repurchase plan authorized by the Company's Board of Directors, State of the Art repurchased 100,000 shares of its common stock in 1994 for an aggregate price of approximately $513.

  Pursuant to a resolution of the Board of Directors of Manzanita in May 1993, a noncompensatory employee stock purchase plan was put in place. The purpose of this plan was to promote the interests of Manzanita and its shareholders by providing incentive to employees. This plan was open to all employees. During 1994, 84,866 shares of common stock were issued at $1.50 per share under this employee stock purchase plan.

  During 1995, the Company issued 31,348 shares of common stock for $7.975 per share as compensation to some newly hired key employees.

(9) NET INCOME PER SHARE

  The computations of the weighted average common shares and equivalents outstanding follows:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
     Weighted average common shares outstanding during the
      period..............................................  11,053 10,627 10,428
     Incremental shares assumed to be outstanding related
      to stock options granted............................     621    585    410
                                                            ------ ------ ------
     Weighted average common shares and equivalents
      outstanding.........................................  11,674 11,212 10,838
                                                            ====== ====== ======

                    STATE OF THE ART, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                               ADDITIONS
                                    BALANCE AT CHARGED TO              BALANCE
                                    BEGINNING  COSTS AND    AMOUNTS    AT END
            DESCRIPTION             OF PERIOD   EXPENSES  WRITTEN-OFF OF PERIOD
            -----------             ---------- ---------- ----------- ---------
Year ended December 31, 1996:
  Allowance for doubtful accounts..    $115       $ 55       $ 54       $116
                                       ====       ====       ====       ====
  Reserve for inventory
   obsolescence....................    $ 95       $ 69       $ 69       $ 95
                                       ====       ====       ====       ====
Year ended December 31, 1995:
  Allowance for doubtful accounts..    $165       $ 48       $ 98       $115
                                       ====       ====       ====       ====
  Reserve for inventory
   obsolescence....................    $ 24       $184       $113       $ 95
                                       ====       ====       ====       ====
Year ended December 31, 1994:
  Allowance for doubtful accounts..    $143       $ 36       $ 14       $165
                                       ====       ====       ====       ====
  Reserve for inventory
   obsolescence....................    $ 51       $ 30       $ 57       $ 24
                                       ====       ====       ====       ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  This item has been omitted because the Company will file with the Commission, not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A for the Annual Meeting of Shareholders of the Company scheduled for May 29, 1997, involving, among other things, the election of directors. The information required under this item is incorporated herein by this reference to the section entitled "Election of Directors" in said Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  This item has been omitted because the Company will file with the Commission, not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A for the Annual Meeting of Shareholders of the Company scheduled for May 29, 1997, involving, among other things, the election of directors. The information required under this item is incorporated herein by this reference to the section entitled "Executive Compensation" in said Proxy Statement (provided, however, that the material appearing under "Compensation Committee Report to Shareholders" and "Stock Price Performance Presentation" in said Proxy Statement is expressly not incorporated herein by reference).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item has been omitted because the Company will file with the Commission, not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A for the Annual Meeting of Shareholders of the Company scheduled for May 29, 1997, involving, among other things, the election of directors. The information required under this item is incorporated herein by this reference to the section entitled "Security Ownership of Management, Nominees and Principal Security Holders" in said Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item has been omitted because the Company will file with the Commission, not later than 120 days after the close of the Company's fiscal year ended December 31, 1996, a definitive Proxy Statement pursuant to Regulation 14A for the Annual Meeting of Shareholders of the Company scheduled for May 29, 1997, involving, among other things, the election of directors. The information required under this item is incorporated herein by this reference to the section entitled "Transactions with Related Parties" in said Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

    (1) Financial Statements

  The following financial statements of the Registrant are included in Part II,
Item 8:

                                                                          PAGE
                                                                         NUMBER
                                                                           OF
                                                                          THIS
                                                                         REPORT
                                                                         ------
        --Independent Auditors' Report                                    23
        --Consolidated Balance Sheets at December 31, 1996 and 1995       24
        --Consolidated Statements of Income, years ended December 31,     25
          1996, 1995, and 1994
        --Consolidated Statements of Shareholders' Equity, years ended    26
          December 31, 1996, 1995 and 1994
        --Consolidated Statements of Cash Flows, years ended December
          31, 1996, 1995 and 1994                                         27
        --Notes to Consolidated Financial Statements
    (2) Financial Statement Schedule
        --Valuation and Qualifying Accounts (Schedule II)                 37
    (3) Exhibit Index
  2.1   --Agreement and Plan of Reorganization by and among State Of      (vi)
         The Art, Inc., Manzanita Acquisition Corp., and Manzanita
         Software Systems
  3.1    a. Articles of Incorporation of State Of The Art, Inc., filed    (i)
             April 7, 1981.
         b. Certificate of Amendment of Articles of Incorporation,        (i)
             filed December 28, 1981.
         c. Certificate of Amendment of Articles of Incorporation         (i)
             filed February 5, 1982.
         d. Certificate of Amendment of Articles of Incorporation         (i)
             filed February 14, 1983.
         e. Certificate of Amendment of Articles of Incorporation,        (i)
             filed June 22, 1983.
         f. Certificate of Amendment of Articles of Incorporation,        (i)
             filed August 29, 1983.
         g. Certificate of Amendment of Articles of Incorporation,        (i)
             filed November 1, 1990.
  3.3   --Bylaws of State Of The Art, Inc., as amended.                   (i)
  4.1   --Amended and Restated 1990 Stock Option Plan                     (ii)
  4.2   --Form of amended and restated 1990 Nonqualified Stock Option     (ii)
          Agreement
  4.3   --1994 Incentive Stock Option, Nonqualified Stock Option and      (ii)
          Restricted Stock Purchase Plan
  4.4   --Form of Incentive Option Agreement used under the 1994          (ii)
          Incentive Stock Option, Nonqualified Stock Option and
          Restricted Stock Purchase Plan
  4.5   --Form of Nonqualified Option Agreement used under the 1994       (ii)
          Incentive Stock Option, Nonqualified Stock Option and
          Restricted Stock Purchase Plan
  4.6   --Form of Restricted Share Agreement used under the 1994          (ii)
          Incentive Stock Option, Nonqualified Stock Option and
          Restricted Stock Purchase Plan
  4.7   --Stock Option Plan for Non-Employee Directors                    (ii)
  4.8   --Form of Option Agreement (Past Service Options) used under      (ii)
          Stock Option Plan for
          Non-Employee Directors
  4.9   --Form of Option Agreement (Vesting Options) used under Stock     (ii)
          Option Plan for Non-Employee Directors
  4.10  --1997 Employee Stock Purchase Plan
  4.11  --Form of subscription agreement used under the 1997 Employee
          Stock Purchase Plan
  4.12  --Form of Notice of Withdrawal used under the 1997 Employee
          Stock Purchase Plan
 10.3    a. Standard Form Lease agreement dated September 5, 1989,        (i)
             between the Registrant and The Irvine Company.
         b. First Amendment to Lease dated May 15, 1990, between the      (i)
             Registrant and The Irvine Company.

                                                                          PAGE
                                                                         NUMBER
                                                                           OF
                                                                          THIS
                                                                         REPORT
                                                                         ------
            c. Second Amendment to Lease dated June 24, 1993, between    (i)
                the Registrant and the Irvine Company
            d. Lease between WRC Properties, Inc. as Landlord, and       (vii)
                State of the Art, Inc., as Tenant
 10.8   --Form of Indemnification Agreement                              (i)
 10.20  --Employment Agreement dated February 17, 1994, between the      (iv)
          Registrant and David W. Hanna
 10.23  --Non-Competition Agreement dated December 30, 1994 between      (vi)
          the Registrant and Corley M. Phillips
 10.24  --Employment Agreement dated December 30, 1994 between the       (vi)
          Registrant and Jeffrey E. Gold
 10.25  --Non-Competition Agreement dated December 30, 1994 between      (vi)
          the Registrant and Jeffrey E. Gold
 10.26  --Computer Software License Agreement for Bundled Application    (vi)
          Software dated January 26, 1995, between the Registrant and
          BASIS International Ltd.
  23    --Consent of KPMG Peat Marwick LLP                               42
  24    --Power of Attorney                                              41
--------

           (i) Incorporated by reference to the referenced exhibit number of the Company's Registration Statement on Form
                S-1, No. 33-39771.
          (ii) Incorporated by reference to the referenced exhibit number of the Company's Registration Statement on Form
                S-8, No. 33-86828.
         (iii) Incorporated by reference to the referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
          (iv) Incorporated by reference to the referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.
           (v) Incorporated by reference to the referenced exhibit number of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.
          (vi) Incorporated by reference to the referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
         (vii) Incorporated by reference to the referenced exhibit number of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  (b) Reports on Form 8-K.

  The Company filed no report on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1996.

  (c) Exhibits.

  See Item 14(a)(3) "Exhibit Index."

  (d) Financial Statement Schedules.

  See Item 14(a)(2) "Financial Statement Schedule."

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          State of the Art, Inc.

                                             /s/ David W. Hanna
                                          By: _________________________________
                                             David W. Hanna
                                             Chairman of the Board of
                                              Directors,
                                             Chief Executive Officer, and
                                              President

                                          Date: March 28, 1997

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Hanna and James R. Eckstaedt, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or their substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.

                NAME                             TITLE                    DATE
                ----                             -----                    ----
        /s/ David W. Hanna
------------------------------------
           David W. Hanna            Chairman of the Board of
                                      Directors, President and
                                      Chief Executive Officer        March 28, 1997

      /s/ James R. Eckstaedt
------------------------------------
         James R. Eckstaedt          Vice President, Finance,
                                      Chief Financial Officer and
                                      Secretary (Principal
                                      Financial and Accounting
                                      Officer)                       March 28, 1997
        /s/ George Riviere
------------------------------------
           George Riviere            Director                        March 28, 1997

      /s/ Susan L. Rasinski
------------------------------------
         Susan L. Rasinski           Director                        March 28, 1997

        /s/ W. Frank King
------------------------------------
           W. Frank King             Director                        March 28, 1997

    /s/ James H. Clement, Jr.
------------------------------------
       James H. Clement, Jr.         Director                        March 28, 1997

                             ACCOUNTANTS' CONSENT

The Board of Directors
State of the Art, Inc.

  We consent to incorporation by reference in the registration statement
(No. 333-10591) on Form S-8 of State of the Art, Inc. of our report dated January 21, 1997, relating to the balance sheets of State of the Art, Inc. as of December 31, 1996 and 1995 and the related statements of income, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of State of the Art, Inc.

                                          KPMG Peat Marwick LLP

Orange County, California
March 28, 1997