Form 10-Q
period 1997-03-31
STATE OF THE ART INC /CA
filed 1997-05-15
CIK 874097

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997.

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ________ to ________

Commission file number 0-19155

                             STATE OF THE ART, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                              95-3664592
     (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)               Identification No.)

             56 TECHNOLOGY
         IRVINE, CALIFORNIA                                92618
     (Address of principal executive offices)            (Zip Code)

                                (714) 753-1222
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X     No
                                        ----     ----


As of May 1, 1997 the issuer had 11,277,863 shares of common stock, no par value, outstanding.

                            STATE OF THE ART, INC.

                                     INDEX

                                                                        PAGE No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

       Condensed Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996...........................  2

       Condensed Consolidated Statements of Income
         Three months ended March 31, 1997
         and March 31, 1996.............................................  3

       Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 1997
         and March 31, 1996.............................................  4

       Notes to Condensed Consolidated Financial Statements.............  5

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............  6-10


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings..........................................  11

  Item 6(a). Exhibits...................................................  11

  Item 6(b). Reports on Form 8-K........................................  11

SIGNATURES..............................................................  12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      STATE OF THE ART, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)
                                    (unaudited)

                                                                                     March 31,                 December 31,
                                                                                       1997                        1996
                                                                                    -----------                -----------
                                      ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .       $22,246                    $22,029
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,255                     15,064
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,019                      5,407
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,414                      1,494
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,097                      1,180
  Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           234                        109
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            85                         84
                                                                                    -----------               ------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        46,350                     45,367
                                                                                    -----------               ------------
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,472                      5,334
Capitalized software development costs, net . . . . . . . . . . . . . . . . . . .         1,276                      1,441
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           218                        189
                                                                                    -----------               ------------
                                                                                        $53,316                    $52,331
                                                                                    ===========               ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,417                    $ 2,481
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,271                      1,544
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,661                      1,046
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1                          4
                                                                                    -----------               ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         4,350                      5,075
                                                                                    -----------               ------------
Accrued rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           240                        244
                                                                                    -----------               ------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,590                      5,319
                                                                                    -----------               ------------
Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued and outstanding . . .
  Common stock, no par value; 25,000,000 shares authorized; 11,276,597 and 11,157,477 shares issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively . . . . . . . . . . . . . . . . . . . . . . .        19,609                     18,330
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,117                     28,682
                                                                                    -----------               ------------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .        48,726                     47,012
                                                                                    -----------               ------------
                                                                                        $53,316                    $52,331
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

                            STATE OF THE ART, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                  Three Months Ended
                                                 ---------------------
                                                  March 31,  March 31,
                                                     1997       1996
                                                 ----------- ---------
Net revenues . . . . . . . . . . . . . . . . . .     $12,682   $11,182
Cost of revenues . . . . . . . . . . . . . . . .       2,368     2,268
                                                 ----------- ---------
Gross profit . . . . . . . . . . . . . . . . . .      10,314     8,914
Operating expenses:
    Sales and marketing  . . . . . . . . . . . .       5,744     4,388
    Research and development . . . . . . . . . .       2,830     2,784
    General and administrative . . . . . . . . .       1,594     1,280
                                                 ----------- ----------
Total operating expenses . . . . . . . . . . . .      10,168     8,452
                                                 ----------- ----------
Operating income . . . . . . . . . . . . . . . .         146       462
Interest income. . . . . . . . . . . . . . . . .         460       346
                                                 ----------- ----------
Income before income taxes . . . . . . . . . . .         606       808
Provision for income taxes . . . . . . . . . . .         171       283
                                                 ----------- ----------
Net income . . . . . . . . . . . . . . . . . . .     $   435   $   525
                                                 =========== ==========

Net income per share (Note 2). . . . . . . . . .     $  0.04   $  0.05
                                                 =========== ==========

Weighted average common shares
  and equivalents (Note 2) . . . . . . . . . . .      11,672    11,451
                                                 =========== ==========

See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                         Three months ended
                                                                                               March 31,
                                                                                      ----------------------------
                                                                                         1997             1996
                                                                                      -----------      -----------
      Cash flows from operating activities:
          Net income..............................................................    $    435         $    525
          Adjustments to reconcile net income to net cash provided
             by operating activities:
               Depreciation and amortization......................................         703              564
               Provision for deferred income taxes................................          (1)             (27)
               Loss(gain) on sale of property and equipment.......................          11               (8)
               Changes in assets and liabilities:
                  Accounts receivable.............................................        (612)             421
                  Inventories.....................................................          80                3
                  Prepaid expenses................................................          83               (8)
                  Other assets....................................................         (29)              41
                  Accounts payable................................................      (1,064)            (135)
                  Accrued expenses................................................        (273)            (319)
                  Deferred revenue................................................         615              169
                  Income taxes payable............................................         132           (1,294)
                  Notes payable...................................................          (3)              --
                  Accrued rent....................................................          (4)              12
                  Other noncurrent liabilities....................................          --               (4)
                                                                                   -----------      -----------
                       Net cash provided by (used in) operating activities........          73              (60)
      Cash flows from investing activities:
          Purchase of short-term investments......................................        (191)            (207)
          Proceeds from sale of property and equipment............................           7                8
          Capital expenditures -- property and equipment..........................        (686)            (428)
          Capital expenditures -- software development costs......................          (8)             (70)
                                                                                   -----------      -----------
                       Net cash used in investing activities......................        (878)            (697)
      Cash flows from financing activities:
          Proceeds from sale of common stock under stock option plan..............       1,022              400
                                                                                   -----------      -----------
                       Net cash provided by financing activities..................       1,022              400
                                                                                   -----------      -----------
      Net increase(decrease) in cash and cash equivalents.........................         217             (357)
      Cash and cash equivalents at beginning of period............................      22,029           16,681
                                                                                   -----------      -----------
      Cash and cash equivalents at end of period..................................    $ 22,246         $ 16,324
                                                                                   ===========      ===========


      Supplemental disclosures of cash flow information:
          Interest paid...........................................................    $      1         $      4
                                                                                   ===========      ===========

          Income taxes paid.......................................................    $     40         $  1,604
                                                                                   ===========      ===========

      See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  Net Income Per Share:

     Net income per share was computed based on the weighted average number of common shares and equivalents outstanding during the three month period ended March 31, 1997, as well as the similar period ended March 31, 1996. Primary and fully diluted net income per share are approximately the same. The number of shares used in the calculations for these periods was 11,672,000 and 11,451,000, respectively, which include incremental shares related to stock options granted of 441,000 and 490,000, respectively. The Company has granted certain stock options which have been treated as common share equivalents in computing net income per share.

PART I. ITEM 2.

                   STATE OF THE ART, INC., AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Overview:

Net income for the three month period ended March 31, 1997, was $435,000 or $0.04 per share on net revenues of $12,682,000. This compares to net income of $525,000 or $0.05 per share on net revenues of $11,182,000 for the three month period ended March 31, 1996. Revenues for the three month period ended March 31, 1997 increased 13% over the similar quarter of the prior year.

Forward Looking Information:

This Quarterly Report on Form 10-Q contains forward looking statements, including, without limitation, statements concerning the Company's product development, future revenue patterns and future research and development, sales and marketing and other expenditures. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those projected. These risks and uncertainties include technological risks involved in the development and testing of new products, the impact of competitive products and pricing, and the uncertainties of which operating systems and hardware platforms will dominate, and which emerging technologies could impact the demand for the Company's products.

Results of Operations:

Net revenues in the first quarter of 1997 increased 13% or $1,500,000 to $12,682,000 over net revenues of $11,182,000 in the first quarter of 1996. Revenue increased as a result of increased sales of software licenses, support services and business forms. Software license revenues from the Company's Acuity Financials(TM), MAS 90(R) for Windows, MAS 90 EVOLUTION/2 and BusinessWorks(R) product lines increased $1,282,000 or 15% over similar revenues in the first quarter of 1996. This increase was primarily due to increased purchases of software in the Acuity Financials and MAS 90 for Windows product lines. These two new product lines featuring graphic user interface were introduced in 1996. Acuity Financials and MAS 90 for Windows produced $5,154,000 or 41% of the Company's revenue for the quarter. The increase was partially offset by a decrease of $3,481,000 or 51% in the Company's flagship MAS 90 character based product line, which runs under a DOS operating system, when compared to the first quarter of 1996. The Company believes that the new generation graphic user interface product lines of Acuity Financials and MAS 90 for Windows will grow at a rate that will outpace the anticipated decline from the older MAS 90 for DOS product line.

The Acuity Financials product was released in the fourth quarter of 1996 and contributed $597,000 in the first quarter of 1997 and accounted for 5% of the Company's revenue. The MAS 90 product line increased $1,076,000 or 16% in the first quarter of 1997 and accounted for 72% of the total dollar revenue increase in the quarter when compared to the first quarter of 1996. Upgrade revenues in the MAS 90 product line increased 68% in the quarter in comparison to similar revenues in the first quarter of the prior year. The increase in upgrade revenues resulted from the continued upgrade of customers to the MAS 90 for Windows product. BusinessWorks software license revenues decreased 22% or $391,000 for the first quarter of 1997 as compared to the first quarter 1996. The Company attributes the decline in BusinessWorks software license revenue in the first quarter of 1997 to reduced upgrade sales. The Company had a major enhancement to the product in the second quarter of 1995 and there was no similar enhancement in the current year. Revenue from the Apple product lines decreased $154,000 or 100% for the first quarter of 1997 in comparison to the first quarter of the prior year. The Company sold the Apple product lines in the second quarter of 1996.

The Company's support services and business forms programs experienced revenue gains in the first quarter of 1997. The Company's support revenue grew 29% or $348,000 in the first quarter of 1997 as compared to the first quarter of 1996. The Company attributes this increase to the implementation of a new MAS 90 software maintenance and support program that was released in March of 1997. Business forms revenue in the first quarter of 1997 increased $24,000 or 2% over comparable revenues in the first quarter of 1996.

Quarterly revenues can fluctuate significantly when compared to similar periods of the prior year due to the timing of product introductions, enhancements, product upgrade revenues, commencement of sales and marketing promotions, seasonality of customer buying trends and general economic conditions. The Company has historically operated with minimal backlog because orders are generally shipped on an immediate basis. As a result, the Company's quarterly revenues and operating results are difficult to forecast since they are dependent upon the volume and timing of orders received during any period. Historically, the revenue volume for the first, second and third quarters of the year have been lower than the fourth quarter. The historically higher revenue volume in the fourth quarter has been largely due to two factors: higher end-user demand for the Company's software products and the release of the Company's annual payroll tax update program. Management believes this pattern will continue in 1997.

Cost of revenues in the first quarter of 1997, as a percentage of net revenues, decreased one percentage point to 19% as compared to 20% for the same period in 1996. The decrease in cost of revenues as a percentage of net revenues is primarily due to higher pricing on the Acuity Financials and MAS 90 for Windows product lines. The Company continues to pursue cost reduction opportunities whenever practicable; however, there can be no assurance that the Company will be able to maintain its current level of cost of revenues when expressed as a percentage of net revenues for the remainder of 1997.

Operating expenses for the first quarter ended March 31, 1997 were 80% of net revenues as compared to 76% of net revenues in the first quarter of 1996. Total operating expenses for the first quarter of 1997 increased 20% or $1,716,000 over the comparable period of the prior year. The increase in operating expenses as compared with the comparable periods of the prior year can be attributed to sales and marketing expense increase of 31% or $1,356,000; research and development expense increase of 2% or $46,000; and general and administrative expense increase of 25% or $314,000 over comparable departmental expenses incurred in the first quarter of the prior year.

The increase in sales and marketing expenses can be attributed to higher personnel related costs in addition to increased direct marketing, advertising and lead generation activities as a result of the Company's launch of two major product lines, Acuity Financials and MAS 90 for Windows, both of which began to ship in 1996. The increase in research and development expenses is attributable to higher personnel related costs incurred in the launch of two new major product lines, Acuity Financials and MAS 90 for Windows which began shipping in the second and third quarters of 1996. The increase in general and administrative expense is primarily the result of a one time charge for expenses associated with employees who have left the Company.

The Company continues to project a trend toward higher personnel and related costs in future quarters. The Company's introduction of Acuity Financials and MAS 90 for Windows will result in additional expenditures in future quarters in the areas of product support, sales and marketing and research and development. In addition, the Company plans to aggressively increase advertising and marketing plans in future periods to promote and launch the Company's new products to market. If the Company is not able to increase its revenue over the first quarter 1997 level, the projected increase in expenditures could result in lower profitability.

Interest income for the first quarter of 1997 increased $114,000 or 33% to $460,000 or 4% of net revenues as compared to $346,000 or 3% of net revenues in the first quarter of 1996 primarily due to higher cash balances.

Liquidity and Capital Resources:

Working capital at March 31, 1997, totaled $42.0 million, an increase of $1.7 million or 4% over working capital of $40.3 million as of December 31, 1996.

On February 22, 1995, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10,000,000. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or at the LIBO rate plus 1.5 percent. The agreement requires the Company to maintain certain financial ratios. The agreement expires in April, 1998. As of March 31, 1997 there are no outstanding balances on this revolving credit line.

The Company has historically funded its operations primarily through positive cash flows from operations. The Company believes that funds generated from operations and existing cash balances and the available bank credit lines will be sufficient to finance the Company's operations for at least the next twelve months.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for a description of certain litigation.

As discussed in detail in the Company's Form 10-K for the year ended December 31, 1996, the Company is engaged in litigation with the Company's former president, Charles Milden, and his wife, Susan Milden. As of the end of 1996, all parties to the Mildens' bankruptcy had settled all claims with the bankruptcy trustee. The bankruptcy court had confirmed the settlement and made related orders. The Mildens had appealed the settlement and orders to the United States District Court for the Central District of California, which affirmed the settlement and orders. The Mildens had then appealed to the United States Court of Appeals for the Ninth Circuit. In April, 1997, a unanimous panel of that court also affirmed the settlement and orders. Later in April, 1997, the Mildens petitioned that court for a rehearing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits
         1) 27 - Financial Data Schedule

     (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STATE OF THE ART, INC.
                                 ----------------------
                                 Registrant



Date:  May 14, 1997              By: /s/ JAMES R. ECKSTAEDT
       ------------                 -----------------------------
                                    James R. Eckstaedt
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)