Form 10-Q
period 1997-06-30
STATE OF THE ART INC /CA
filed 1997-08-12
CIK 874097

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997.

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ________ to ________

Commission file number 0-19155

                             STATE OF THE ART, INC.
             (Exact name of registrant as specified in its charter)

              California                           95-3664592
     (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)         Identification No.)

              56 Technology Drive
              Irvine, California                    92618-2301
     (Address of principal executive offices)       (Zip Code)

                                 (714) 753-1222
              (Registrant's telephone number, including area code)

                                 Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes[X]     No[_]



As of August 1, 1997 the issuer had 11,101,413 shares of common stock, no par value, outstanding.

                            STATE OF THE ART, INC.

                                     INDEX


                                                                   Page No.
                                                                   --------
PART I.    FINANCIAL INFORMATION


  Item 1.   Financial Statements

     Condensed consolidated balance sheets at
        June 30, 1997 and December 31, 1996..............................3

     Condensed consolidated statements of income for the
        three and six months ended June 30, 1997
        and June 30, 1996................................................4

     Condensed consolidated statements of cash flows for the
        six months ended June 30, 1997
        and June 30, 1996................................................5

     Notes to condensed consolidated financial statements................6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................7-10


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings...........................................11

  Item 4.    Submission of Matters to a Vote of Security Holders ........11-12

  Item 6(a). Exhibits....................................................12

  Item 6(b). Reports on Form 8-K.........................................12


SIGNATURES...............................................................13


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      STATE OF THE ART, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)
                                    (unaudited)

                                                                                        June 30,      December 31,
                                                                                           1997              1996
                                                                                        --------      ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $15,565           $22,029
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,976            15,064
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,244             5,407
  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,151             1,494
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,691             1,180
  Income taxes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -               109
  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52                84
                                                                                        -------           -------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $44,679           $45,367
                                                                                        -------           -------
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,372             5,334
Capitalized software development costs, net  . . . . . . . . . . . . . . . . . . .        1,239             1,441
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,663               189
                                                                                        -------           -------
                                                                                        $53,953           $52,331
                                                                                        =======           =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,833           $ 2,481
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,296             1,544
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,609             1,046
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           83                 -
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                 4
                                                                                        -------           -------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        5,821             5,075
                                                                                        -------           -------

Accrued rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          236               244
                                                                                        -------           -------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,057             5,319
                                                                                        -------           -------
Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued and outstanding. . . .            -                 -
  Common stock, no par value; 25,000,000 shares authorized; 11,098,646 and 11,157,477 shares issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively. . . . . . . . . . . . . . . . . . . . . . . .       17,885            18,330
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,011            28,682
                                                                                        -------           -------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .       47,896            47,012
                                                                                        -------           -------
                                                                                        $53,953           $52,331
                                                                                        =======           =======


      See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (in thousands, except per share data)

                                                 Three Months Ended                         Six Months Ended
                                               ------------------------                ------------------------
                                                June 30,       June 30,                 June 30,       June 30,
                                                  1997           1996                     1997           1996
                                               ---------      ---------                ---------      ---------
Net revenues . . . . . . . . . . . . . .       $13,936        $14,203                  $26,618        $25,385
Cost of revenues . . . . . . . . . . . .         2,813          2,742                    5,181          5,010
                                               -------        -------                  -------        -------
Gross profit . . . . . . . . . . . . . .        11,123         11,461                   21,437         20,375
Operating expenses:
    Sales and marketing  . . . . . . . .         5,870          5,062                   11,614          9,450
    Research and development . . . . . .         3,014          3,139                    5,844          5,923
    General and administrative . . . . .         1,369          1,106                    2,963          2,386
                                               -------        -------                  -------        -------
Total operating expenses . . . . . . . .        10,253          9,307                   20,421         17,759
                                               -------        -------                  -------        -------
Operating income . . . . . . . . . . . .           870          2,154                    1,016          2,616
Interest income  . . . . . . . . . . . .           442            345                      902            691
                                               -------        -------                  -------        -------
Income before income taxes . . . . . . .         1,312          2,499                    1,918          3,307
Provision for income taxes . . . . . . .           418            874                      589          1,157
                                               -------        -------                  -------        -------
Net income . . . . . . . . . . . . . . .       $   894        $ 1,625                  $ 1,329        $ 2,150
                                               =======        =======                  =======        =======
Net income per share (note 2). . . . . .       $  0.08        $  0.14                  $  0.12        $  0.19
                                               =======        =======                  =======        =======
Weighted average common shares
  and equivalents (note 2) . . . . . . .        11,431         11,791                   11,552         11,621
                                               =======        =======                  =======        =======

    See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                      -------------------------
                                                                                         1997            1996
                                                                                      ---------         -------
      Cash flows from operating activities:
          Net income............................................................      $  1,329          $ 2,150
          Adjustments to reconcile net income to net cash provided
             by operating activities:
               Depreciation and amortization....................................         1,412            1,177
               Provision for deferred income taxes..............................             7              (46)
               Loss (gain) on sale of property and equipment....................             5              (11)
               Changes in assets and liabilities:
                  Accounts receivable...........................................        (2,837)          (2,187)
                  Inventories...................................................           343             (195)
                  Prepaid expenses..............................................          (511)            (258)
                  Other assets..................................................           169               36
                  Accounts payable..............................................          (648)             717
                  Accrued expenses..............................................          (248)             255
                  Deferred revenue..............................................         1,563              159
                  Income taxes payable..........................................           452             (402)
                  Notes payable.................................................            (4)              (1)
                  Accrued rent..................................................            (8)              24
                  Other noncurrent liabilities..................................             -               (7)
                                                                                      --------          -------
                       Net cash provided by operating activities................         1,024            1,411
      Cash flows from investing activities:
          Purchase of short-term investments....................................        (2,912)            (375)
          Acquisition of subsidiaries...........................................        (2,618)               -

          Proceeds from sale of property and equipment..........................            20               11
          Capital expenditures -- property and equipment........................        (1,152)          (1,632)
          Capital expenditures -- software development costs....................          (121)            (238)
                                                                                      --------          -------
                       Net cash used in investing activities....................        (6,783)          (2,234)
      Cash flows from financing activities:
          Repurchase of common stock............................................        (1,764)               -
          Proceeds from sale of common stock under stock option plan............         1,059              532
                                                                                      --------          -------
                       Net cash (used in) provided by financing activities......          (705)             532
                                                                                      --------          -------
      Net decrease in cash and cash equivalents.................................        (6,464)            (291)
      Cash and cash equivalents at beginning of period..........................        22,029           16,681
                                                                                      --------          -------
      Cash and cash equivalents at end of period................................       $15,565          $16,390
                                                                                      ========          =======
      Supplemental disclosures of cash flow information:
          Interest paid.........................................................      $      1          $     7
                                                                                      ========          =======
          Income taxes paid.....................................................      $    153          $ 1,605
                                                                                      ========          =======

      See accompanying notes to condensed consolidated financial statements.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


1.  Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  Net Income Per Share:

     Net income per share was computed based on the weighted average number of common shares and equivalents outstanding during the three and six month periods ended June 30, 1997, as well as the similar periods ended June 30, 1996.
Primary and fully diluted net income per share are approximately the same. The numbers of shares used in the calculations for these periods were 11,431,000, 11,552,000, 11,791,000 and 11,621,000, respectively, which include incremental shares related to stock options granted of 271,000, 356,000, 794,000 and 642,000, respectively. Under a stock repurchase plan, the Company repurchased 182,000 shares of its common stock in the second quarter of 1997. The Company has granted certain stock options which have been treated as common share equivalents in computing net income per share.


3.  Acquisition:

     On May 15, 1997, the Company completed the purchase of two sister corporations based in Markham, Ontario, Canada. The acquisition was accounted for as a purchase. The purchase price for the stock and related assets was a cash payment of approximately $2,618,000. The effect of the acquisition is considered immaterial to the operations and financial position of the Company; therefore pro forma financial information has not been presented.

                    STATE OF THE ART, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Overview:

Net income was $894,000 or $0.08 per share on net revenues of $13,936,000 for the second quarter ended June 30, 1997, as compared to net income of $1,625,000 or $0.14 per share on net revenues of $14,203,000 for the corresponding quarter of the prior year. For the six month period ended June 30, 1997, the Company's net income was $1,329,000 or $0.12 per share on net revenues of $26,618,000 as compared to $2,150,000 or $0.19 per share on net revenues of $25,385,000 for the six month period ended June 30, 1996.

Forward Looking Information:

This Quarterly Report on Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the Company's product development, future revenue patterns and future research and development, sales and marketing and other expenditures. These forward-looking statements involve risks and uncertainties, which include technological risks involved in the development and testing of new products, the impact of competitive products and pricing, and the uncertainties of which operating systems and hardware platforms will dominate, and which emerging technologies could impact the demand for the Company's products.

Results of Operations:

Net revenues for the second quarter and six month period ended June 30, 1997 were $13,936,000 and $26,618,000, respectively. This constituted a $267,000 or 2% decrease for the second quarter of 1997 versus the second quarter of 1996, and a $1,233,000 or 5% increase for the six month period over the same six month period of the prior year. Total revenue for the second quarter when compared to the same quarter of the prior year decreased as a result of a one time $3.5 million revenue contribution in the earlier period from the initial sales of MAS 90 for Windows reference library accounting software to the Company's resellers. Revenues for the six month period increased as a result of increased sales of software licenses, support services and business forms.

Revenues from the Company's Acuity Financials product line contributed $1,020,000 in the second quarter of 1997 and accounted for 7% of the Company's revenue. For the six month period, Acuity Financials contributed $1,617,000 or 6% of the Company's revenue. This product line, which features graphical user interface, was introduced in 1996.

Software license revenues from the Company's MAS 90 product line decreased $844,000 or 8% in the second quarter versus the second quarter of 1996 and accounted for 67% of the Company's total revenues for the quarter as compared to 71% of the Company's total revenues in the same quarter of the previous year. For the six month period, MAS 90 license revenues increased $232,000 or 1% over the same six month period of the prior year and accounted for 65% of the total Company's revenues for the six month period, as compared to 67% of the Company's revenues for the same six month period in the prior year. The quarter to quarter decrease was principally due to the release of the MAS 90 for Windows product, which features graphical user interface, in June 1996, which yielded significant revenue from the purchase of demonstration reference libraries by resellers. There was not a similar event in the second quarter of 1997 that had this same level of revenue impact. The increase for the six month period is principally due to the continued upgrade of the existing MAS 90 DOS installed base to MAS 90 for Windows. For the second quarter and six month period of 1997, the MAS 90 for Windows product line increased $2,014,000 or 41% and $6,571,000 or 135%, respectively. These increases were offset by decreases of $2,858,000 or 54% for the second quarter of 1997 and $6,339,000 or 52% for the six month period in the Company's MAS 90 character based product line. The Company believes that the new generation graphical user interface product lines of Acuity Financials and MAS 90 for Windows will grow at a rate that will outpace the anticipated decline from the older MAS 90 for DOS product line.

BusinessWorks(R) software license revenues decreased 30% or $447,000 for the second quarter as compared to the second quarter of 1996, and decreased 25% or $838,000 for the six month period versus the comparable six month period in the prior year. The Company attributes the decline in the BusinessWorks revenue to reduced upgrade sales. The Company had a major enhancement to the product in the second quarter of 1995 and there has been no similar enhancement since then.

Revenue from the Company's Apple(R) based product lines decreased $210,000 or 100% for the second quarter in comparison to the second quarter of 1996 and decreased $364,000 or 100% for the initial six months of 1997 versus the same six month period of the prior year, since the Company sold these Apple product lines in the second quarter of 1996 and therefore, no revenue from this product line was earned in 1997.

The Company's support services experienced revenue gains of 18% or $239,000 in the second quarter and 24% or $587,000 for the six month period of 1997 as compared to similar periods of the prior year. The Company attributes this increase to the implementation of a new MAS 90 software maintenance and support program that was released in March of 1997. Business forms revenue grew 15% or $136,000 in the second quarter of 1997 and 8% or $160,000 for the six month period ended June 30, 1997 as compared to the same periods of the prior year.

Quarterly revenues can fluctuate significantly when compared to similar periods of the prior year due to the timing of product introductions, enhancements, upgrades, commencement of sales and marketing promotions and general economic conditions.

The Company has historically operated with minimal backlog because orders are generally shipped on an immediate basis. As a result, the Company's quarterly revenues and operating results are difficult to forecast because they are dependent upon the volume and timing of orders received during any period. Historically, the revenue volume for the first, second and third quarters of the year have been lower than the fourth quarter. The historically higher revenue volume in the fourth quarter has been largely due to two factors: higher end-user demand for the Company's software products and the release of the Company's annual payroll tax update program. Management believes this pattern will continue into the fourth quarter of 1997.

Cost of revenues in the second quarter of 1997 was 20% as a percentage of revenue, in comparison to 19% in the second quarter of the prior year. For the six month period ended June 30, 1997, cost of revenues was 19% as a percentage of revenue, as compared to 20% for the same period of the previous year. The increase in cost of revenues in the second quarter of 1997 is primarily due to the shipment of maintenance releases in order to satisfy the MAS 90 software maintenance and support program. The decrease in cost of revenues for the six month period ended June 30, 1997 is primarily due to higher prices for the Acuity Financials and MAS 90 for Windows product lines. The Company continues to pursue cost reduction opportunities whenever practicable; however, there can be no assurance that the Company will be able to maintain its current level of cost of revenues, expressed as a percentage of revenues, for the remainder of 1997.

Operating expenses, when expressed as a percentage of net revenues, increased in the second quarter of 1997 by eight percentage points to 74%, as compared to 66% for the second quarter of the prior year, and increased seven percentage points to 77% for the six month period ended June 30, 1997 in comparison to the same period of the prior year. Total operating expenses for the second quarter and six month period ended June 30, 1997 increased 10% or $946,000 and 15% or $2,662,000, respectively, over comparable periods of the prior year. The increase in operating expenses as compared with the comparable periods of the prior year consisted of sales and marketing expense increases of 16% or $808,000 for the quarter and 23% or $2,164,000 for the six month period; research and development expense decreases of 4% or $125,000 for the quarter and 1% or $79,000 for the six month period; and general and administrative expense increases of 24% or $263,000 for the quarter and 24% or $577,000 for the six month period.

The increase in sales and marketing expenses can be attributed to higher personnel related costs in addition to increased direct marketing, advertising and lead generation activities as a result of the Company's launch of two major product lines, Acuity Financials and MAS 90 for Windows, both of which began to ship in 1996.

The decrease in research and development expenses is because of lower outside contractor related costs as a result of the Company's release of the two new major product lines noted above. The research and development efforts currently are more in the maintenance phase rather than the development phase, thus requiring less outside contractor expense.

The increase in general and administrative expense is primarily the result of increased costs related to amortization and depreciation as a result of the Company's capital expenditures in the areas of computer, telephone and management information systems.

The Company continues to project a trend toward higher personnel and related costs in future quarters. The Company's introduction of Acuity Financials and MAS 90 for Windows will result in additional expenditures in future quarters in the areas of product support, sales and marketing and research and development. In addition, the Company plans to increase advertising and marketing plans aggressively in future periods to promote the Company's new products. If the Company is not able to increase its revenue over the second quarter 1997 level, the projected increase in expenditures could result in lower profitability.

Interest income for the second quarter of 1997 increased $97,000 or 28% to $442,000 or 3% of net revenues as compared to $345,000 or 2% of net revenues in the second quarter of 1996. For the six month period ended June 30, 1997, interest income increased $211,000 or 31% to $902,000 or 3% of net revenues versus $691,000 or 3% of net revenues for the comparable period of the prior year. These increases were primarily due to higher interest rates earned on the short-term investments.

Liquidity and Capital Resources:

Working capital at June 30, 1997, totaled $38.9 million, a decrease of $1.4 million or 3% as compared to $40.3 million as of December 31, 1996. In the second quarter of 1997 the Company repurchased in open market purchases 182,000 shares of its outstanding common stock at a cost of approximately $1,764,000, and on May 15, 1997, the Company completed the purchase of two sister corporations based in Markham, Ontario, Canada. The acquisition was accounted for as a purchase. The purchase price was approximately $2,618,000.

In March, 1997, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10,000,000. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or LIBO rate plus 1.5 percent. The agreement requires the Company to maintain certain compensating balances and has certain restrictive covenants. The agreement expires in April, 1998. As of June 30, 1997, there were no outstanding balances on this revolving credit line.

The Company has historically funded its operations primarily through cash flows from operations. The Company believes that funds generated from operations and existing cash balances and the available bank credit line will be sufficient to finance the Company's operations for at least the next twelve months.

Part II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for a description of certain litigation.

As discussed in detail in the Company's Form 10-K for the year ended December 31, 1996, the Company is engaged in litigation with the Company's former president, Charles Milden, and his wife, Susan Milden. As of the end of 1996, all parties to the Mildens' bankruptcy had settled all claims with the bankruptcy trustee. The bankruptcy court had confirmed the settlement and made related orders. The Mildens had appealed the settlement and orders to the United States District Court for the Central District of California, which affirmed the settlement and orders. The Mildens had then appealed to the United States Court of Appeals for the Ninth Circuit. In April, 1997, a unanimous panel of that court also affirmed the settlement and orders. Later in April, 1997, the Mildens petitioned that court for a rehearing. In June of 1997, the Ninth Circuit denied the Milden's petition for a rehearing.

The state court had also approved the settlement; in March, 1994, that superior court dismissed both of the pending state court actions with prejudice. The Mildens have appealed from these dismissals. The parties have completed briefing of this state court appeal. In June of 1997, the California Court of Appeal, Fourth Appellate District, Division Three, set oral arguments on this appeal for July 21, 1997. On July 16, 1997, that Court of Appeal continued these oral arguments until January 1998.

As discussed in more detail in the Company's Form 10-K for the year ended December 31, 1996, the Company is engaged in litigation with RapidForms, Inc. In May of 1997, all parties to that litigation agreed in writing to settle the litigation in exchange for a payment by the Company to RapidForms. The settlement agreement requires the parties to keep the amount of this payment confidential, but the payment will not have a material effect on the Company's results of operations. All parties stipulated to a dismissal with prejudice of all claims in the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on May 29, 1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. The first matter voted upon was the election of the Company's Board of Directors. The terms of office of all incumbent members of the Board expired at the Annual Meeting. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of management's nominees were elected. The following is a tabulation of the votes received by each nominee:


  Nominee                    Votes For   Against   Withheld   Abstentions   Broker Non-Votes
  ------------------------   ---------   -------   --------   -----------   ----------------
  James H. Clement, Jr       9,071,422       -0-      8,996           -0-          2,192,017
  W. Frank King              9,070,902       -0-      9,516           -0-          2,192,017
  Susan L. Rasinski          9,039,869       -0-     40,549           -0-          2,192,017
  David W. Hanna             9,071,122       -0-      9,296           -0-          2,192,017
  George Riviere             9,071,422       -0-      8,996           -0-          2,192,017



The second matter voted upon was the approval of the State Of The Art, Inc., 1997 Employee Stock Purchase Plan. The following is a tabulation of the votes received:

  # Votes For    Votes Against    Withheld    Abstentions    Broker Non-Votes
  -----------    -------------    --------    -----------    ----------------
   6,035,239           174,318         -0-          7,562           5,055,316

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

                                       STATE OF THE ART, INC.
                                       ----------------------
                                       Registrant


Date:  August 12, 1997         By:     /s/ JAMES R. ECKSTAEDT
       ---------------                 ----------------------
                                       James R. Eckstaedt
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)