Form 10-Q
period 1997-09-30
STATE OF THE ART INC /CA
filed 1997-11-13
CIK 874097

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________ to ________

                         Commission file number 0-19155

                             STATE OF THE ART, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       California                      95-3664592
             ------------------------------    -----------------------
              (State or other jurisdiction         (I.R.S. Employer
             of incorporation or organization)    Identification No.)

                   56 Technology Drive
                    Irvine, California                        92618-2301
     ----------------------------------------------       -----------------
         (Address of principal executive offices)             (ZIP Code)

                                 (714) 753-1222
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


As of October 31, 1997, the issuer had 11,128,458 shares of common stock, no par value, outstanding.

                                              STATE OF THE ART, INC.,
                                                 and subsidiaries

                                                 TABLE OF CONTENTS





                                                                                                        Page
PART I.    FINANCIAL INFORMATION

     Item 1.     Financial Statements


                    Unaudited Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .  3

                    Unaudited Condensed Consolidated Statements of Operations . . . . . . . . . . . . .  4

                    Unaudited Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . .  5

                    Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . . . . . .  6

     Item 2.        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  7


PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

     Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . 12

     Item 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 12

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


PART I.   FINANCIAL INFORMATION




                                                         STATE OF THE ART, INC.,
                                                             and subsidiaries


                                             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share amounts)



                                                                                           September 30,     December 31,
                                                                                                    1997             1996
                                                                                          ---------------  ---------------


                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                      $22,487          $22,029
  Short-term investments                                                                          15,657           15,064
  Accounts receivable, net                                                                         9,974            5,407
  Inventories                                                                                        835            1,494
  Prepaid expenses and other current assets                                                        1,324            1,289
  Deferred income taxes                                                                               52               84
                                                                                          ---------------  ---------------
      Total current assets                                                                        50,329           45,367
                                                                                          ---------------  ---------------
Property and equipment, net                                                                        5,270            5,334
Capitalized software development costs, net                                                        1,122            1,441
Other assets                                                                                       2,765              189
                                                                                          ===============  ===============
                                                                                                 $59,486          $52,331
                                                                                          ===============  ===============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                $1,492           $2,485
  Accrued expenses                                                                                 2,949            1,544
  Deferred revenue                                                                                 4,851            1,046
  Income taxes payable                                                                               659              ---
                                                                                          ---------------  ---------------
      Total current liabilities                                                                    9,951            5,075
                                                                                          ---------------  ---------------

Accrued rent                                                                                         233              244
                                                                                          ---------------  ---------------
      Total liabilities                                                                           10,184            5,319
                                                                                          ---------------  ---------------

Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized, none issued and outstanding                          ---              ---
  Common stock, no par value; 25,000,000 shares authorized; 11,114,357 and 11,157,477 shares issued and outstanding at September 30, 1997, and
    December 31, 1996, respectively                                                               17,971           18,330
  Retained earnings                                                                               31,331           28,682
                                                                                          ---------------  ---------------
          Total shareholders' equity                                                              49,302           47,012
                                                                                          ===============  ===============
                                                                                                 $59,486          $52,331
                                                                                          ===============  ===============



                 See  accompanying  notes to  unaudited  condensed  consolidated financial statements.



                                                         STATE OF THE ART, INC.,
                                                            and subsidiaries


                                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands, except per share data)



                                                  Three Months Ended                          Nine Months Ended
                                        ----------------------------------------     -------------------------------------
                                            September 30,         September 30,        September 30,        September 30,
                                                     1997                  1996                 1997                 1996
                                        ------------------   -------------------     ----------------     ----------------

Net revenues
    License fees                                  $12,909               $ 8,898              $34,228              $29,732
    Support services                                2,314                 1,191                5,382                3,672
    Business forms                                  1,108                   965                3,338                3,035
                                        ------------------   -------------------     ----------------     ----------------
Total Revenues                                     16,331                11,054               42,948               36,439

Cost of revenues                                    3,346                 2,636                8,527                7,646
                                        ------------------   -------------------     ----------------     ----------------
Gross profit                                       12,985                 8,418               34,421               28,793
Operating expenses:
    Sales and marketing                             6,423                 5,676               18,036               15,126
    Research and development                        3,355                 3,191                9,199                9,114
    General and administrative                      1,700                 1,220                4,663                3,606
                                        ------------------   -------------------     ----------------     ----------------
Total operating expenses                           11,478                10,087               31,898               27,846
                                        ------------------   -------------------     ----------------     ----------------
Operating income (loss)                             1,507               (1,669)                2,523                  947
Interest income                                       419                   354                1,321                1,045
                                        ------------------   -------------------     ----------------     ----------------
Income (loss) before income taxes                   1,926               (1,315)                3,844                1,992
Income tax provision (benefit)                        606                 (460)                1,195                  697
                                        ==================   ===================     ================     ================
Net income (loss)                                  $1,320                $(855)               $2,649               $1,295
                                        ==================   ===================     ================     ================

Net income (loss) per share                        $ 0.11              ($ 0.07)               $ 0.23               $ 0.11
                                        ==================   ===================     ================     ================

Weighted average common and common
      equivalent shares outstanding                11,588                11,834               11,553               11,692
                                        ==================   ===================     ================     ================










                 See  accompanying  notes to  unaudited  condensed  consolidated financial statements.



                                                         STATE OF THE ART, INC.,
                                                             and subsidiaries


                                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (in thousands)


                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                          ------------------------------
                                                                                              1997            1996
                                                                                          --------------  --------------


             Cash flows from operating activities:
                 Net income                                                                      $2,649          $1,295
                 Adjustments to reconcile net income to net cash provided
                    by operating activities:
                      Depreciation and amortization                                               2,240           1,908
                      Provision for (benefit from) deferred income taxes                              7            (38)
                      Changes in assets and liabilities:
                         Accounts receivable                                                    (4,567)             609
                         Inventories                                                                659           (214)
                         Prepaid expenses                                                         (144)           (661)
                         Accounts payable                                                         (989)             946
                         Accrued expenses                                                         1,405             417
                         Deferred revenue                                                         3,805              87
                         Income taxes payable                                                       659           (874)
                         Other, net                                                                 421             703
                                                                                          --------------  --------------
                              Net cash provided by operating activities                           6,145           4,178

             Cash flows from investing activities:
                 Purchase of short-term investments                                               (593)           (551)
                 Acquisition of subsidiaries                                                    (2,618)            ---
                 Capital expenditures -- property and equipment, net                            (1,736)         (2,588)
                 Capital expenditures -- software development costs                               (121)           (450)
                                                                                          --------------  --------------
                              Net cash used in investing activities                             (5,068)         (3,589)

             Cash flows from financing activities:
                 Repurchase of common stock                                                     (1,764)             ---
                 Proceeds from sale of common stock under stock option plan                       1,145           1,232
                                                                                          --------------  --------------
                              Net cash provided by (used in) financing activities                 (619)           1,232
                                                                                          --------------  --------------
             Net increase in cash and cash equivalents                                              458           1,821
             Cash and cash equivalents at beginning of period                                    22,029          16,681
                                                                                          ==============  ==============
             Cash and cash equivalents at end of period                                         $22,487         $18,502
                                                                                          ==============  ==============

             Supplemental disclosures of cash flow information:

                 Interest paid                                                                       $1             $11
                                                                                          ==============  ==============
                 Income taxes paid                                                                 $153          $1,609
                                                                                          ==============  ==============



               See  accompanying  notes  to  unaudited  condensed  consolidated financial statements.

                             STATE OF THE ART, INC.,
                                and subsidiaries

         Notes to Unaudited Condensed Consolidated Financial Statements


1.  Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2.  Net Income (Loss) Per Share:

         Net income (loss) per share was computed based on the weighted average number of common shares and equivalents outstanding during the three and nine month periods ended September 30, 1997, as well as the similar periods ended September 30, 1996. Common stock equivalents include stock options, which were computed using the treasury stock method.

         The computations of the weighted average common and common equivalent shares follows (in thousands):




                                                  Three Months Ended                          Nine Months Ended
                                        ----------------------------------------     -------------------------------------
                                            September 30,         September 30,        September 30,        September 30,
                                                     1997                  1996                 1997                 1996
                                        ------------------   -------------------     ----------------     ----------------



Weighted average common shares
outstanding during the period                      11,105                11,112               11,165               11,023
Common stock equivalents                              483                   722                  388                  669
                                        ------------------   -------------------     ----------------    -----------------

Weighted average common and common
equivalent shares outstanding                      11,588                11,834               11,553               11,692
                                        ==================   ===================     ================     ================


Part I.  Item 2.

                             STATE OF THE ART, INC.,
                                and subsidiaries


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

Net income was $1.3 million, or $0.11 per share, on net revenues of $16.3 million for the quarter ended September 30, 1997, as compared with a net loss of $0.9 million, or ($0.07) per share, on net revenues of $11.1 million for the corresponding quarter of the prior year. For the nine month period ended September 30, 1997, the Company's net income was $2.6 million, or $0.23 per share, on net revenues of $42.9 million, as compared with $1.3 million, or $0.11 per share, on net revenues of $36.4 million for the nine month period ended September 30, 1996.

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

Results of Operations:

Net revenues for the third quarter, and nine month period ended September 30, 1997, were $16.3 million and $42.9 million, respectively. This constituted a $5.3 million, or 48% increase, for the third quarter of 1997 versus the third quarter of 1996, and a $6.5 million, or 18% increase, for the nine month period over the same nine month period of the prior year.

Revenues from the Company's Acuity Financials (TM) accounting software product line contributed $1.2 million in the third quarter of 1997, and accounted for 7% of the Company's revenue. For the nine month period, Acuity Financials contributed $2.8 million or 7% of the Company's revenue. This product line, which features a graphical user interface, was introduced in 1996.

Software license revenues from the Company's MAS 90(R) product line increased $2.1 million or 27% in the third quarter versus the third quarter of 1996, and accounted for 60% of the Company's total revenues as compared with 70% of the Company's total revenues in the same period of the previous year. For the nine month period, MAS 90 accounting software license revenues increased $2.3 million or 9% over the same nine month period of the prior year, and

                             STATE OF THE ART, INC.,
                                and subsidiaries


accounted for 63% of the total Company's revenues, as compared with 68% of the Company's revenues for the prior year. For the third quarter and initial nine month period of 1997, the MAS 90 for Windows product line increased $3.9 million or 103% and $10.5 million or 121%, respectively, over comparable periods of the prior period. These increases were offset by decreases of $1.8 million or 47% and $8.2 million or 51% in the Company's MAS 90 DOS-based product line for the third quarter and nine month period, respectively. The Company believes that the new generation graphical user interface product lines of Acuity Financials and MAS 90 for Windows and MAS 90 Client/Server for Windows NT will grow at a rate that will outpace the anticipated decline from the older MAS 90 for DOS product line.

BusinessWorks (R) software license revenues increased 58% or $0.7 million for the third quarter, as compared with the third quarter of 1996, and decreased 3% or $0.1 million for the nine month period versus the comparable nine month period in the prior year. The Company attributes the increase in the BusinessWorks revenue during the third quarter of 1997 to a major upgrade of BusinessWorks released in September.

The Company's support services experienced revenue gains of 94% or $1.1 million in the third quarter, and 47% or $1.7 million for the nine month period of 1997, as compared with similar periods of the prior year. The Company attributes this increase to a new software maintenance and support program implemented in March 1997. Business forms revenue grew 15% or $0.1 million in the third quarter of 1997, and 10% or $0.3 million for the nine month period ended September 30, 1997, as compared with the same periods of the prior year. The increase was primarily due to increased forms demand resulting from higher software license sales.

Quarterly revenues can fluctuate significantly when compared with similar periods of the prior year due to the timing of product introductions, enhancements, upgrades, commencement of sales and marketing promotions, and general economic conditions. The Company has historically operated with minimal backlog because orders are generally shipped on an immediate basis. As a result, the Company's quarterly revenues and operating results are difficult to forecast because the revenues and results are dependent upon the volume and timing of orders received during any period. Historically, the revenue volume for the first, second, and third quarters of the year have been lower than the fourth quarter. The historically higher revenue volume in the fourth quarter has been largely due to two factors: higher end-user demand for the Company's software products and the release of the Company's annual payroll tax update program. Management believes this pattern will continue for the fourth quarter of 1997. The previous sentence is a forward looking statement; important factors that could cause actual results to differ materially include demand for software and tax updates that is lower than in the past.

                             STATE OF THE ART, INC.,
                                and subsidiaries


Cost of revenues in the third quarter of 1997 as a percentage of revenue was 20%, in comparison with 24% in the third quarter of the prior year. For the nine month period ended September 30, 1997, cost of revenues as a percentage of revenue was 20%, as compared with 21% for the same period of the previous year. The decreases in cost of revenues in the three month and nine month periods ended September 30, 1997, are primarily due to lower material costs resulting from shifts in product mix. The Company continues to pursue cost reduction opportunities whenever practicable. There can, however, be no assurance that the Company will be able to maintain its current gross profit percentage levels for the remainder of 1997.

Operating expenses, when expressed as a percentage of net revenues, decreased in the third quarter of 1997 by twenty-one percentage points to 70%, as compared with 91% for the third quarter of the prior year, and for the nine month period ended September 30, 1997, decreased two percentage points to 74% in comparison with the same period of the prior year. Total operating expenses for the three and nine month periods ended September 30, 1997, increased 14% or $1.4 million and 15% or $4.1 million, respectively, over comparable periods of the prior year. The increase in operating expenses was driven by sales and marketing expense increases of 13% or $0.7 million for the quarter, and 19% or $2.9 million for the nine month period; research and development expense increases of 5% or $0.2 million for the quarter, and 1% or $85,000 for the nine month period; and general and administrative expense increases of 39% or $0.5 million for the quarter, and 29% or $1.1 million for the nine month period.

The increase in sales and marketing expenses can be attributed to higher personnel-related costs, in addition to increased direct marketing, advertising, and lead generation activities. These activities resulted from the Company's launch of two major product lines, Acuity Financials and MAS 90 for Windows, both of which began shipping in 1996, MAS 90 Client/Server for Windows NT which started shipping in June 1997 and a major upgrade to BusinessWorks, which shipped in September 1997. In addition, the higher sales and marketing expenses reflect costs for the Visions conference held in July 1997. The increase in research and development expenses is basically due to development programs completed during the quarter, while the increase in general and administrative expenses is primarily related to accruals for pay-for-performance bonuses.

The Company continues to project a trend toward increased operating expenses from higher headcount and personnel-related costs in future quarters. The
Company's introduction of Acuity Financials, MAS 90 for Windows, and MAS 90 Client/Server for Windows NT will likely require additional expenditures in the areas of product support, sales and marketing, and research and development. Furthermore, the Company plans to increase advertising and marketing plans aggressively to promote these new products. If the Company is not able to increase future revenue over the third quarter 1997 level, the projected increase in expenditures could result in lower profitability.

                             STATE OF THE ART, INC.,
                                and subsidiaries


Interest income for the third quarter of 1997 increased $65,000 or 18%, to $0.4 million or 3% of net revenues, as compared with $0.4 million or 3% of net revenues in the third quarter of 1996. For the nine month period ended September 30, 1997, interest income increased $0.3 million or 26%, to $1.3 million or 3% of net revenues, versus $1.0 million or 3% of net revenues for the comparable period of the prior year. These increases were primarily due to higher cash balances provided from operating activities.

New Accounting Standards

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Number ("Statement") 128, entitled "Earnings per Share." Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing comparability of EPS on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS, and replacing primary EPS with basic EPS, the principal difference being that common stock equivalents are not considered in computing basic EPS; (b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements.
Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Company management believes the adoption of Statement 128 will not have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income." Statement 130 is effective for both interim and annual accounting periods beginning after December 15, 1997. Company management has not yet determined the impact of adopting this new standard on the Company's consolidated financial statements.


In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." Statement 131 is effective for fiscal years beginning after December 15, 1997. Company management has not yet determined the impact of adopting this new standard on the Company's consolidated financial statements.

In October 1997, the Accounting Standards Executive Committee issued a statement of position ("SOP") on software recognition, SOP 97-2, which supersedes SOP 91-1. The new statement is effective for transactions entered into in fiscal years beginning after December 15, 1997. Management believes adoption of SOP 97-2 will not have a material impact on the Company's financial position or results of operations.

                            STATE OF THE ART, INC.,
                                and subsidiaries

Liquidity and Capital Resources:

Working capital at September 30, 1997, totaled $40.4 million, an increase of $0.1 million from $40.3 million as of December 31, 1996. Net cash generated by operations was $6.1 million for the first nine months of 1997, compared with $4.2 million for the comparable period in 1996. The major sources of cash were earnings, deferred revenue, depreciation, and amortization, which were partially offset by an increase in accounts receivable associated with the Company's increase in revenue. In the second quarter of 1997, the Company repurchased in the open market 182,000 shares of the Company's outstanding common stock at a cost of approximately $1.8 million, and completed the purchase of two sister corporations based in Markham, Ontario, Canada, for approximately $2.6 million. The acquisition was accounted for as a purchase.

In March, 1997, the Company entered into an agreement whereby it may borrow, on a revolving credit line basis, up to $10 million. The revolving line is unsecured. The Company has the option to pay interest on the revolving credit line at the bank's prime interest rate, or the LIBOR rate plus 1.5 percent. The agreement requires the Company to meet certain financial covenants and expires in April 1998. As of September 30, 1997, there were no outstanding balances on this revolving credit line.

The Company has historically funded its operations primarily through cash flows from operations. The Company believes that funds generated from operations, existing cash balances and the available bank credit line will be sufficient to finance the Company's operations, working capital requirements and capital expenditures for at least the next twelve months.

Part II. OTHER  INFORMATION.

Item 1. Legal Proceedings.

As is discussed in detail in the Company's Form 10-K for 1996, the Company is engaged in litigation with the Company's former president, Charles Milden, and his wife, Susan Milden. As of the end of 1996, all parties to the Mildens' bankruptcy had settled all claims with the bankruptcy trustee. The bankruptcy court had confirmed the settlement and made related orders.

The Mildens had appealed the settlement and orders to the United States District Court for the Central District of California, which affirmed the settlement and orders. The Mildens had then appealed to the United States Court of Appeals for the Ninth Circuit. In April 1997, a unanimous panel of that court also affirmed the settlement and orders. Later in April 1997, the Mildens petitioned that court for a rehearing. In June 1997, the Ninth Circuit denied the Mildens' petition. In August 1997, the Mildens filed a petition for certiorari with the United States Supreme Court.

                            STATE OF THE ART, INC.,
                                and subsidiaries

The Orange County, California, Superior Court had also approved the settlement; in March 1994 that court had dismissed both of the pending state court actions with prejudice. The Mildens have appealed from these dismissals. The parties have completed briefing of this state court appeal. In June of 1997, the California Court of Appeal, Fourth Appellate District, Division Three, set oral arguments on this appeal for July 21, 1997. On July 16, 1997, that Court of Appeal continued those oral arguments until January 1998.

As is discussed in more detail in the Company's Form 10-K for the 1996 fiscal year, the Company was engaged in litigation with RapidForms, Inc. In May of 1997, all parties to that litigation agreed in writing to settle the litigation in exchange for a payment by the Company to RapidForms. The settlement agreement requires the parties to keep the amount of this payment confidential, but the payment did not have a material effect on the Company's results of operations. All parties stipulated to a dismissal with prejudice of all claims in the lawsuit. On July 14, 1997, the parties completed the settlement and the court dismissed the suit.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits: None filed with this report.

               Reports on Form 8-K:
               The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                             STATE OF THE ART, INC.,
                                and subsidiaries





  SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STATE OF THE ART, INC.
                                            Registrant


Date:  November 14, 1997            By:     / s / JAMES R. ECKSTAEDT
       -----------------                    ------------------------
                                             James R. Eckstaedt
                                             Vice President, Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)